Form 10-Q
period 2025-09-30
Via Transportation, Inc.
filed 2025-11-14
CIK 1603015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-42841
_________________________
VIA TRANSPORTATION, INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	45-5372621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
114 5th Ave, 17th Floor, New York, NY	10011
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (917) 877-0915
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	VIA	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of October 31, 2025, there were 77,144,637 shares of the registrant’s Class A common stock and 3,846,183 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to, among other things, future events and our future business, financial condition, results of operations, and prospects. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not statements of historical fact, and are based on current expectations, estimates, and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, which you should consider and read carefully, including but not limited to, the matters discussed in the section titled “Part II – Other Information – Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q.
We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q, and our future levels of activity and performance, may not occur and actual results could differ materially and adversely from those described or implied in the forward-looking statements. As a result, you should not regard any of these forward-looking statements as a representation or warranty by us or any other person or place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.
In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$378,158	$77,905
Accounts receivable—net of allowance of $41 and $127 as of September 30, 2025 and December 31, 2024, respectively	84,307	73,760
Prepaid expenses and other current assets	16,441	11,537
Total current assets	478,906	163,202
NONCURRENT ASSETS:
Restricted cash and cash equivalents	1,134	1,084
Property and equipment—net	13,010	11,189
Operating lease right-of-use assets	16,244	15,193
Deferred tax assets	1,183	401
Intangible assets—net	24,127	26,324
Goodwill	165,962	160,134
Other noncurrent assets	1,492	1,242
Total noncurrent assets	223,152	215,567
TOTAL ASSETS	$702,058	$378,769

See notes to condensed consolidated financial statements.	(Continued)

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$5,663	$3,915
Accrued expenses and other current liabilities	25,838	19,345
Operating lease liabilities	8,106	8,307
Deferred revenue	24,103	22,644
Insurance payables	15,751	12,186
Accrued compensation and benefits	13,244	10,152
Total current liabilities	92,705	76,549
NONCURRENT LIABILITIES:
Operating lease liabilities	8,409	7,264
Line of credit	25,000	35,000
Convertible notes	—	32,035
Derivatives liability	—	18,819
Deferred revenue	1,354	1,899
Total noncurrent liabilities	34,763	95,017
Total liabilities	127,468	171,566
COMMITMENTS AND CONTINGENCIES (Note 11)
CONVERTIBLE PREFERRED STOCK, $0.00001 par value—No shares authorized, issued, and outstanding as of September 30, 2025. 59,669,221 shares authorized and 56,054,893 shares issued and outstanding with a liquidation preference of $1,202,631 as of December 31, 2024.	—	1,195,058
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.00001 par value—10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025. No shares authorized, issued and outstanding as of December 31, 2024.	—	—
Common stock, $0.00001 par value—No shares authorized, issued, and outstanding as of September 30, 2025. 82,000,000 shares authorized and 12,711,902 shares issued and outstanding as of December 31, 2024.	—	—
Class A common stock, $0.00001 par value—1,000,000,000 shares authorized, 75,742,664 shares issued and outstanding as of September 30, 2025. No shares authorized, issued and outstanding as of December 31, 2024.	1	—
Class B common stock, $0.00001 par value—5,808,291 shares authorized, 3,846,183 shares issued and outstanding as of September 30, 2025. No shares authorized, issued and outstanding as of December 31, 2024.	—	—
Class C common stock, $0.00001 par value—200,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025. No shares authorized, issued and outstanding as of December 31, 2024.	—	—
Additional paid-in capital	1,736,317	109,447
Accumulated other comprehensive income (loss)	7,652	(1,584)
Accumulated deficit	(1,169,380)	(1,094,955)
Total stockholders’ equity (deficit) attributable to Via	574,590	(987,092)
Noncontrolling interest	—	(763)
Total stockholders’ equity (deficit)	574,590	(987,855)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$702,058	$378,769

See notes to condensed consolidated financial statements.	(Concluded)

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE	$109,653	$83,314	$315,428	$245,946
COST OF REVENUE	66,567	51,280	190,581	152,085
GROSS PROFIT	43,086	32,034	124,847	93,861
OPERATING EXPENSES:
Research and development	23,131	22,166	67,214	67,624
Sales and marketing	17,657	13,434	48,832	40,717
General and administrative	21,189	17,127	61,026	52,561
Total operating expenses	61,977	52,727	177,072	160,902
OPERATING LOSS	(18,891)	(20,693)	(52,225)	(67,041)
INTEREST INCOME	883	438	1,937	1,760
INTEREST EXPENSE	(2,147)	(945)	(6,972)	(2,420)
LOSS ON EXTINGUISHMENT OF CONVERTIBLE NOTES	(10,949)	—	(10,949)	—
OTHER INCOME (EXPENSE)—Net	(5,293)	323	(4,082)	(2,372)
LOSS BEFORE PROVISION FOR INCOME TAXES	(36,397)	(20,877)	(72,291)	(70,073)
PROVISION FOR INCOME TAXES	(490)	(399)	(2,134)	(1,581)
NET LOSS	(36,887)	(21,276)	(74,425)	(71,654)
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	49	—	(159)
NET LOSS ATTRIBUTABLE TO VIA	$(36,887)	$(21,325)	$(74,425)	$(71,495)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED:	$(1.49)	$(1.70)	$(4.43)	$(5.72)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED	24,730,353	12,530,825	16,816,111	12,488,518

See notes to condensed consolidated financial statements.

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET LOSS	$(36,887)	$(21,276)	$(74,425)	$(71,654)
OTHER COMPREHENSIVE INCOME (LOSS)—Foreign currency translation adjustments	(1,144)	5,367	9,236	4,218
COMPREHENSIVE LOSS—Including noncontrolling interest	(38,031)	(15,909)	(65,189)	(67,436)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	49	—	(159)
COMPREHENSIVE LOSS ATTRIBUTABLE TO VIA	$(38,031)	$(15,958)	$(65,189)	$(67,277)

See notes to condensed consolidated financial statements.

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—June 30, 2025	56,630,188	$1,220,005	12,935,746	$—	$120,091	$8,796	$(1,132,493)	$—	$(1,003,606)
Exercise of options	—	—	1,224,148	—	9,957	—	—	—	9,957
Stock-based compensation	—	—	—	—	6,592	—	—	—	6,592
Issuance of common stock in connection with initial public offering, net of underwriting discounts and offering costs	—	—	7,142,857	—	303,501	—	—	—	303,501
Conversion of convertible preferred stock in connection with initial public offering	(56,630,188)	(1,220,005)	56,630,188	1	1,220,004	—	—	—	1,220,005
Conversion of convertible notes in connection with initial public offering	—	—	1,655,908	—	76,172				76,172
Other comprehensive loss	—	—	—	—	—	(1,144)	—	—	(1,144)
Net loss	—	—	—	—	—	—	(36,887)	—	(36,887)
BALANCE—September 30, 2025	—	$—	79,588,847	$1	$1,736,317	$7,652	$(1,169,380)	$—	$574,590

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—June 30, 2024	56,054,893	$1,195,058	12,513,082	$—	$97,537	$56	$(1,054,844)	$(700)	$(957,951)
Exercise of options	—	—	50,649	—	451	—	—	—	451
Stock-based compensation	—	—	—	—	4,504	—	—	—	4,504
Other comprehensive income	—	—	—	—	—	5,367	—	—	5,367
Net loss	—	—	—	—	—	—	(21,325)	49	(21,276)
BALANCE—September 30, 2024	56,054,893	$1,195,058	12,563,731	$—	$102,492	$5,423	$(1,076,169)	$(651)	$(968,905)
______________
(1) The share amounts listed above combine common stock, Class A common stock and Class B common stock. In connection with the completion of our initial public offering, all previously outstanding shares of common stock were reclassified into Class A common stock and Class B common stock. Refer to Note 1 for more information.

See notes to condensed consolidated financial statements.

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2024	56,054,893	$1,195,058	12,711,902	$—	$109,447	$(1,584)	$(1,094,955)	$(763)	$(987,855)
Exercise of options	—	—	1,447,992	—	12,011	—	—	—	12,011
Stock-based compensation	—	—	—	—	15,945	—	—	—	15,945
Proceeds from issuance of convertible preferred stock upon exercise of warrants	575,295	20,000	—	—	—	—	—	—	—
Reclassification of warrants liability to convertible preferred stock upon exercise	—	4,947	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	(763)	—	—	763	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	7,142,857	—	303,501	—	—	—	303,501
Conversion of convertible preferred stock in connection with initial public offering	(56,630,188)	(1,220,005)	56,630,188	1	1,220,004	—	—	—	1,220,005
Conversion of convertible notes in connection with initial public offering	—	—	1,655,908	—	76,172	—	—	—	76,172
Other comprehensive income	—	—	—	—	—	9,236	—	—	9,236
Net loss	—	—	—	—	—	—	(74,425)	—	(74,425)
BALANCE—September 30, 2025	—	$—	79,588,847	$1	$1,736,317	$7,652	$(1,169,380)	$—	$574,590

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2023	56,054,893	$1,195,058	12,418,131	$—	$85,393	$1,205	$(1,004,674)	$(492)	$(918,568)
Exercise of options	—	—	145,600	—	1,252	—	—	—	1,252
Stock-based compensation	—	—	—	—	15,847	—	—	—	15,847
Other comprehensive income	—	—	—	—	—	4,218	—	—	4,218
Net loss	—	—	—	—	—	—	(71,495)	(159)	(71,654)
BALANCE—September 30, 2024	56,054,893	$1,195,058	12,563,731	$—	$102,492	$5,423	$(1,076,169)	$(651)	$(968,905)
______________
(1) The share amounts listed above combine common stock, Class A common stock and Class B common stock. In connection with the completion of our initial public offering, all previously outstanding shares of common stock were reclassified into Class A common stock and Class B common stock. Refer to Note 1 for more information.

See notes to condensed consolidated financial statements.

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(74,425)	$(71,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,476	6,907
Stock-based compensation	15,945	15,847
Provision for deferred taxes	(775)	190
Noncash operating lease expense	6,432	4,292
Revaluation of warrants liability	(2,273)	3,326
Revaluation of convertible notes' embedded derivative feature	9,312	—
Amortization of convertible notes' discount	4,819	—
Loss on extinguishment of convertible note	10,949	—
Changes in operating assets and liabilities:
Accounts receivable	(8,315)	(10,113)
Prepaid expenses and other assets	(2,584)	237
Accounts payable	1,567	2,001
Accrued expenses and other current liabilities	2,500	1,737
Operating lease liabilities	(6,541)	(5,056)
Deferred revenue	87	1,356
Accrued compensation and benefits	2,846	(1,830)
Insurance payables	3,566	452
Net cash used in operating activities	(30,414)	(52,308)
INVESTING ACTIVITIES:
Purchase of property and equipment	(1,337)	(862)
Capitalized internal-use software	(3,222)	(2,496)
Net cash used in investing activities	(4,559)	(3,358)
FINANCING ACTIVITIES:
Proceeds from issuance of Series E convertible preferred stock upon exercise of warrants	20,000	—
Proceeds from line of credit	—	40,000
Repayment of line of credit	(10,000)	—
Proceeds from issuance of convertible notes	7,500	—
Proceeds from exercise of stock options	9,952	1,252
Proceeds from initial public offering, net of underwriting discounts and offering costs paid	306,820	—
Payment of issuance fees	(322)	—
Net cash provided by financing activities	333,950	41,252
EFFECT OF FOREIGN EXCHANGE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS	1,326	181
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS	300,303	(14,233)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS—Beginning of period	78,989	73,601
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS—End of period	$379,292	$59,368

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrants liability to convertible preferred stock upon exercise	$4,947	$—
Allocation of proceeds from issuance of convertible notes to embedded derivative feature	$(1,981)	$—
Conversion of convertible preferred stock in connection with initial public offering	$1,220,005	$—
Conversion of convertible notes in connection with initial public offering	$76,172	$—
Offering costs included in accrued expenses and other current liabilities	$3,319	$—
Receivable for options exercises included in prepaid expenses and other current assets	$(2,060)	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,249	$1,933
Cash paid for taxes	$3,158	$1,181

See notes to condensed consolidated financial statements

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
Via Transportation, Inc. (“Via” or the “Company”) was incorporated in the United States on May 29, 2012, under Delaware law. The Company builds innovative software and powers highly efficient operations that enable its customers to transform their legacy transportation systems into smart, data-driven, technology-enabled networks. Using Via’s software, customers achieve a greatly enhanced level of visibility and control over their operations, simultaneously lowering operating costs and delivering better transportation outcomes for riders.
Since Via’s founding in 2012, Via has built a suite of software and tech-enabled operational services designed to allow its customers—cities, transit agencies, transport operators, school districts, universities, and corporations—to manage every aspect of public transportation. Via offers solutions for end-to-end transit networks, transit planning and scheduling, microtransit, paratransit, school bus transportation and integrated trip planning. Via’s end to end hosted platform allows for the integration of multiple transportation modes into a single unified network.
Completion of Initial Public Offering—On September 15, 2025, the Company completed its initial public offering (“IPO”) in which we issued and sold 7,142,857 shares of Class A common stock at $46.00 per share (“IPO Price”). The Company received net cash proceeds of $306.8 million after deducting underwriting discounts and commissions of $20.7 million and offering costs paid of approximately $1.1 million. Additionally, as of September 30, 2025, the Company accrued approximately $3.3 million of unpaid offering costs, which are presented as a reduction from the offering proceeds presented in the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2025.
Certain selling stockholders offered an additional 3,571,428 shares of the Company’s Class A common stock at the IPO price in a secondary offering.
In connection with the IPO, the Company amended and restated its certificate of incorporation (the “Charter”) and entered into an exchange agreement with the Company’s Chief Executive Officer (“CEO”) and certain of his affiliates, resulting in the reclassification of all shares of the Company’s common stock outstanding prior to completion of the IPO into an equivalent number of shares of Class A common stock and the exchange of all shares of Class A common stock held by the CEO and his affiliates for an equivalent number of shares of Class B common stock.
In connection with the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into an equal number of shares of the Company’s Class A common stock and $53.3 million in principal and accrued contractual interest on the Company’s convertible notes automatically converted into 1,655,908 shares of the Company’s Class A common stock.
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Via and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year. The condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024.
There were no significant changes to the Company’s significant accounting policies disclosed in Note 2 – Significant Accounting Policies of our audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s IPO Prospectus.
Use of Estimates—The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments, and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made.
These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates, judgments, and assumptions include, but are not limited to, revenue recognition, stock-based compensation, including the fair value of common stock underlying the Company’s equity awards, and the valuation of assets and liabilities acquired in business combinations. Actual results could differ from those estimates.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Acquisition of noncontrolling interest in Via Japan—In February 2025 the Company acquired the noncontrolling stockholders’ share in Via Mobility Japan K.K. (“Via Japan”) for total consideration of 228 Japanese Yen. The difference between the carrying value of the noncontrolling interest, and the fair value of the consideration transferred, was reclassified from noncontrolling interest to additional paid in capital within stockholders’ equity (deficit) as of the acquisition date.
Recently Issued Accounting Pronouncements Not Yet Adopted—In March 2024, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU requires an entity to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, this ASU requires the disaggregation of the income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. This ASU is effective for the Company in the fiscal year beginning January 1, 2026. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires disaggregation, in tabular presentation, of certain income statement expenses into different categories, such as purchases of inventory, employee compensation, and depreciation. This ASU is effective for the Company in the fiscal year beginning January 1, 2027. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which is intended to improve the relevance and consistency in application of the induced conversion guidance. The ASU provides guidance about how to determine whether a settlement of convertible debt (particularly, cash convertible instruments) at terms that differ from the original conversion terms should be accounted for as an induced conversion. This ASU is effective for the Company in the fiscal year beginning January 1, 2026. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for software costs that are accounted for as internal-use software. The ASU requires an entity to start capitalizing internal-use software costs at the point in time at which both (i) management has authorized and committed to funding the software, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for the Company in the fiscal year beginning January 1, 2028. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
3.    GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the nine months ended September 30, 2025 was as follows (in thousands):

Balance—December 31, 2024	$160,134
Foreign currency translation	5,828
Balance—September 30, 2025	$165,962
Intangible assets—net consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands, except years):

September 30, 2025	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4–5	$11,872	$(9,868)	$2,004
Trade names	5	5,794	(2,018)	3,776
Customer relationships	12–15	25,979	(7,632)	18,347
Total intangible assets		$43,645	$(19,518)	$24,127

December 31, 2024	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4–5	$11,506	$(8,203)	$3,303
Trade names	5	5,464	(1,462)	4,002
Customer relationships	12–15	24,782	(5,920)	18,862
Assembled workforce	2	520	(363)	157
Total intangible assets		$42,272	$(15,948)	$26,324

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2025 and 2024, the Company recorded amortization expense of $1.1 million and $1.4 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded amortization expense of $3.6 million and $4.2 million, respectively.
As of September 30, 2025, future amortization of intangible assets that will be recorded in cost of revenue and general and administrative expenses is estimated as follows (in thousands):

Amortization
Remainder of 2025	$1,001
2026	3,867
2027	2,744
2028	2,462
2029	2,462
Thereafter	11,591
Total remaining amortization	$24,127
4.    REVENUE
Contract Balances—The Company’s contract liabilities consist of deferred revenue. Deferred revenue includes amounts received from customers, but not recognized as revenue as service has not yet been rendered.
For the nine months ended September 30, 2025, the Company recognized revenues of $17.6 million that were included in deferred revenue as of December 31, 2024.
For the three and nine months ended September 30, 2025, the amount of revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods was immaterial.
Remaining Performance Obligations as of September 30, 2025, were $291.1 million, of which approximately 26% and 41% is expected to be recognized as revenue in the remainder of 2025 and 2026, respectively, and the remainder thereafter.
The Company had no material obligations related to refunds or warranties as of September 30, 2025.
Revenue by Geography—Revenue by geography is based on where the service was provided. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by geographic area:
United States	$77,677	$54,534	$223,956	$159,344
Germany	21,462	19,638	62,004	58,051
All other countries	10,514	9,142	29,468	28,551
Total	$109,653	$83,314	$315,428	$245,946
With the exception of the United States and Germany, no country had revenue in any period presented greater than 10% of total consolidated revenue.
Revenue by Customer Type—The following table sets forth revenue disaggregated by end-customer type between government entities (which include cities, transit agencies, and school districts) and commercial entities for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by customer type:
Government	$103,728	$77,248	$296,091	$226,245
Commercial	5,925	6,066	19,337	19,701
Total	$109,653	$83,314	$315,428	$245,946
The Company had no customers that accounted for greater than 10% of consolidated revenue in the three and nine months ended September 30, 2025 and 2024.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Capitalized Commissions—As of September 30, 2025 and December 31, 2024, capitalized commissions of $0.8 million and $0.9 million, respectively, are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the noncurrent portion of capitalized commissions of $0.8 million and $0.9 million, respectively, is included in other noncurrent assets in the condensed consolidated balance sheets. Amortization of sales commission expenses included in sales and marketing was $0.9 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively. Amortization of sales commission expenses included in sales and marketing was $2.2 million and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively.
5.    OTHER INCOME (EXPENSE)
The following table presents the components of other income (expense) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revaluation of warrants liability	$—	$(478)	$2,273	$(3,326)
Revaluation of convertible notes embedded derivative feature	(5,217)	—	(9,312)	—
Employee retention credit	441	—	2,252	—
Foreign currency transaction (loss) gain	(344)	801	725	933
Other	(173)	—	(20)	21
Total other income (expense)	$(5,293)	$323	$(4,082)	$(2,372)
6.    FAIR VALUE MEASUREMENT
The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis and indicates the fair value hierarchy of the valuation as of December 31, 2024 (in thousands):

December 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivatives liability
Warrants liability	$—	$—	$7,220	$7,220
Convertible notes embedded derivative feature	—	—	11,599	11,599
Total	$—	$—	$18,819	$18,819
The Company’s derivatives liability was extinguished during the nine months ended September 30, 2025, as further described below.
Warrants liability—On January 29, 2025, the remaining outstanding warrants to purchase Series E convertible preferred stock were exercised. Upon exercise, the Company issued 575,295 shares of Series E convertible preferred stock for total consideration of $20.0 million.
The following table sets forth a summary of the changes in the estimated fair value of the Company’s warrants liability for the nine months ended September 30, 2025 (in thousands):

Balance—December 31, 2024	$7,220
Change in fair value during the period, recognized in other income (expense)—net	(2,273)
Fair value of warrants exercised	(4,947)
Balance—September 30, 2025	$—
Convertible notes’ embedded derivative feature—During the nine months ended September 30, 2025, the Company issued additional convertible notes for total consideration of $7.5 million. The terms of these notes are consistent with those issued during the year ended December 31, 2024, and have conversion and other features, which were determined to be an embedded derivative requiring bifurcation and separate accounting. The convertible notes were converted into shares of our Class A common stock in connection with the Company’s initial public offering in September 2025 and the embedded derivative feature was reclassified into equity at such time.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth a summary of the changes in the estimated fair value of the embedded derivative feature during the nine months ended September 30, 2025 (in thousands):

Balance—December 31, 2024	$11,559
Fair value recognized on issuance of convertible notes	1,981
Change in fair value during the period, recognized in other income (expense)—net	9,312
Reclassification to equity in connection with initial public offering	(22,851)
Balance—September 30, 2025	$—
The Company did not make any transfers between the levels of the fair value hierarchy during the nine months ended September 30, 2025.
7.    PROPERTY AND EQUIPMENT
Property and equipment—net as of September 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Office furniture and equipment	$2,011	$1,655
Computers and software	7,502	6,917
Leasehold improvements	1,254	1,098
Capitalized internal-use software	17,627	14,319
Total	28,394	23,989
Less accumulated depreciation and amortization	(15,384)	(12,800)
Property and equipment—net	$13,010	$11,189
Depreciation and amortization expense of property and equipment for the three months ended September 30, 2025 and 2024, amounted to $1.0 million and $0.8 million, respectively. Depreciation and amortization expense of property and equipment for the nine months ended September 30, 2025 and 2024, amounted to $2.9 million and $2.7 million, respectively.
8.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued expenses	$21,174	$17,843
Accrued taxes	1,345	1,502
Accrued offering costs	3,319	—
	$25,838	$19,345
9.    LINE OF CREDIT AGREEMENT
In March 2025, the Company entered into amended and restated terms for a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, HSBC, and the other lenders party thereto. The Credit Agreement provides a revolving line of credit of up to $100 million, including a letter of credit subfacility in the aggregate amount of $30 million, and a swingline subfacility in the aggregate amount of $5 million. The Company also has the option to request an incremental facility of up to an additional $25 million from one or more of the lenders under the Credit Agreement. The Credit Agreement has a maturity date of April 26, 2028.
Under the terms of the Credit Agreement, the Company can elect for revolving loans to be either Base Rate Loans or SOFR Loans. Base Rate Loans incur interest at the highest of (a) the Prime Rate plus 1.75%, (b) the Federal Funds rate plus 2.25%, and (c) the secured overnight financing rate (“SOFR”) for a tenor of one month plus 2.85%. SOFR Loans incur interest at SOFR for a tenor comparable to the applicable interest period plus 2.85%. The Company is charged a commitment fee of 0.325% for committed but unused amounts.
As of September 30, 2025, SOFR Loans of $25.0 million remained outstanding. For the three months ended September 30, 2025 and 2024, the Company recognized interest expense of $0.5 million and $0.8 million, respectively, in relation to the revolving line of credit. For the nine months ended September 30, 2025 and 2024, the Company recognized interest

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
expense of $1.7 million and $2.0 million, respectively, in relation to the revolving line of credit. In November 2025, the Company repaid the SOFR Loans balance outstanding of $25.0 million.
The Company had letters of credit outstanding under the letter of credit subfacility of $12.4 million as of September 30, 2025.
As of September 30, 2025, the Company had $62.6 million in available borrowings under the Credit Agreement.
The Credit Agreement contains customary representations and warranties, certain financial and nonfinancial covenants, and certain limitations on liens and indebtedness. The financial covenants include a requirement to maintain minimum liquidity of $50 million, plus 50% of any principal amounts funded under the incremental facility. Additionally, the Company is required to meet certain revenue targets. As of September 30, 2025, the Company was in compliance with all financial covenants.
10.    CONVERTIBLE NOTES
At various dates from October 2024 through February 2025, the Company executed convertible note agreements with certain lenders for an aggregate principal amount and net proceeds of $50.0 million. The notes have an annual interest rate of 8% in the first year, 9% in the second year, 11% in the third year, 13% in the fourth year and 15% in the fifth year, compounded annually. Interest began accruing on the date that the respective lender’s funds were received.
The terms of the convertible notes included certain conversion and other features, including automatic conversion upon the occurrence of an IPO at a 30% discount to the IPO price. The Company evaluated the features of the convertible notes and concluded that multiple features met all the embedded derivative criteria in ASC 815, Derivatives and Hedging, and therefore, should be bifurcated from the notes and accounted for on a bundled basis as a single compound embedded derivative feature.
The embedded derivative feature was recorded at the fair value on the respective dates of issuance. The fair value of the embedded derivative feature is remeasured each reporting period and the change in the fair value is recorded in other income (expense).
The contractual interest expense amounted to $0.9 million and $2.8 million for the three and nine months ended September 30, 2025, respectfully. The amortization of the discount related to the issuance date fair value of the embedded derivative feature amounted to $1.5 million and $4.8 million for the three and nine months ended September 30, 2025, respectively, and was recorded as part of interest expense in the consolidated statements of operations under the effective interest rate method. The effective interest rate on the convertible notes was 17.3% for the three and nine months ended September 30, 2025.
On September 15, 2025, immediately prior to the closing of our IPO, $53.3 million in principal and accrued contractual interest on the convertible notes automatically converted into 1,655,908 shares of the Company’s Class A common stock based on a 30% discount to the IPO price. The conversion was accounted for as a debt extinguishment, resulting in the recognition of a $10.9 million loss on extinguishment, calculated as the difference between the fair value of the shares issued and the carrying value of the notes and the embedded derivative feature liability at conversion. A loss of $5.2 million and $9.3 million for the three and nine months ended September 30, 2025, respectively, was recorded in other income (expense) for the change in fair value of the embedded derivative feature. The fair value of the embedded derivative feature at the conversion date was determined based on the intrinsic value associated with a 30% discount to the IPO price.
11.    COMMITMENTS AND CONTINGENCIES
Letters of Credit—The Company is required to maintain letters of credit to meet the requirements of various lease agreements and customer contracts entered into by the Company. The Company had outstanding letters of credit of $12.6 million as of September 30, 2025.
Legal Contingencies—The Company records an estimated liability related to its various claims and legal actions, such as personal injury or independent contractor classification and labor litigation, arising in the ordinary course of business when and to the extent that it concludes a liability is probable and the amount of the loss can be reasonably estimated. Such estimated loss is based on available information and advice from outside counsel, where appropriate. The outcomes of the Company’s legal proceedings are inherently unpredictable and subject to significant uncertainties. For some matters for which a material loss is reasonably possible, an estimate of the amount of loss or range of losses is not possible nor is the Company able to estimate the loss or range of losses that could potentially result from the application of nonmonetary remedies. Until the final resolution of legal matters, there may be an exposure to a material loss in excess of the amount recorded.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.    STOCKHOLDERS’ EQUITY (DEFICIT)
Class A, Class B, and Class C Common Stock—In accordance with the Charter, the Company has three classes of authorized common stock as follows:
•1,000,000,000 shares of Class A common stock, par value $0.00001 per share;
•5,808,291 shares of Class B common stock, par value $0.00001 per share;
•200,000,000 shares of Class C common stock, par value $0.00001 per share.
The rights of holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock entitles the holder to one vote. Each share of Class B common stock entitles the holder to 10 votes and is convertible, at the option of the holder, into one share of Class A common stock. Each share of Class C common stock entitles the holder to no voting rights and will convert into one share of Class A common stock following the conversion of all outstanding shares of Class B common stock into shares of Class A common stock.
Preferred Stock—Immediately prior to the completion of our IPO, all of our then-outstanding shares of convertible preferred stock were automatically converted into 56,630,188 shares of our Class A common stock. As the conversion was in accordance with the original terms of the convertible preferred stock, no gain, loss, or deemed dividend was recognized upon conversion.
The Charter authorizes 10,000,000 shares of undesignated preferred stock. Our board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
13.     STOCK BASED COMPENSATION
Stock Options—On May 29, 2012, the board of directors of the Company adopted the Via Transportation, Inc. Employees and Non-Employees Share Incentive Plan (“2012 Plan”). On June 13, 2018, the board of directors of the Company adopted the Via Transportation, Inc. Employees and Non-Employees Share Incentive Plan (“2018 Plan”). Options granted under the 2012 Plan and 2018 Plan expire 10 years from the date of grant, unless otherwise determined in the award agreement. The options generally vest over a period of four years, unless otherwise decided by the Company’s board of directors. In conjunction with the Company’s IPO the 2012 Plan and 2018 Plan were replaced with the 2025 Omnibus Incentive Plan discussed below. Any awards granted under the 2012 Plan and 2018 Plan prior to the Company’s IPO remain in effect pursuant to their terms.
The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2025:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2024	10,800,927	$12.84	6.84	$78,535
Granted	512,100	22.46
Exercised	(1,447,992)	8.29
Forfeited	(234,932)	16.76
Expired	(82,313)	19.29
Outstanding—September 30, 2025	9,547,790	13.90	6.66	326,376
Exercisable—September 30, 2025	7,046,429
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025, was $16.69.
The total intrinsic value of stock options exercised for the nine months ended September 30, 2025 was $46.0 million. As of September 30, 2025, there was $2.1 million included in prepaid expenses and other current assets relating to exercised options for which the proceeds had not yet been received. These proceeds were received prior to the date that these condensed consolidated financial statements were available to be issued, and therefore have been reflected as an increase in additional paid in capital within stockholders’ equity (deficit) for the three and nine months ended September 30, 2025.
2025 Omnibus Incentive Plan—On September 11, 2025, the Company’s stockholders approved the 2025 Omnibus Incentive Plan. The maximum number of shares of the Company’s Class A common stock that may be issued under the 2025 Omnibus Incentive Plan is 7,263,418 shares.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RSUs—Under the 2025 Omnibus Incentive Plan, the Company issues restricted stock units (“RSUs”) subject to a service-based vesting condition. The RSUs generally vest over a period of either three or four years, unless otherwise decided by the Company’s board of directors. RSUs issued to non-employee members of the Company’s board of directors vest over a 15-month period.
The following table is a summary of the Company’s RSU activity for the nine months ended September 30, 2025:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested—December 31, 2024	—	$—
Granted	2,138,755	46.00
Vested	—	—
Forfeited	(190)	46.00
Unvested—September 30, 2025	2,138,565	46.00
PSUs—On September 11, 2025, the Company’s board of directors approved a grant to the CEO and CFO of stock price-based restricted stock units (also called performance-based restricted stock units or “PSUs”) with respect to 2,051,945 and 434,782 shares of Class A common stock, respectively. The vesting of the PSUs is conditioned on satisfaction of certain service-based and stock price-based vesting conditions, with a performance period of seven years from the IPO Effectiveness. The stock price-based vesting conditions are comprised of seven tranches that are eligible to vest based on the achievement of certain specified stock price targets relative to the IPO price of $46 per share of Class A common stock measured on a 60-day average period.
The grant date fair value of the PSUs was determined using a Monte Carlo valuation model that incorporates the likelihood of meeting the stock price targets and for which the significant assumptions were as follows:

Expected volatility	40.0%
Risk-free interest rate	3.8%
Expected dividend yield	—%
The weighted-average grant date fair value per share of the PSUs was $20.23. All PSUs were outstanding as of September 30, 2025, as none have vested or been cancelled.
Stock Based Compensation Expense—The stock-based compensation expense recognized in the consolidated statements of operations for services received from employees and nonemployees for the three and nine months ended September 30, 2025 and 2024, is shown in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$38	$38	$144	$169
Research and development	1,874	1,426	5,037	4,862
Sales and marketing	1,687	957	4,226	2,737
General and administrative	2,993	2,083	6,538	8,079
Total	$6,592	$4,504	$15,945	$15,847
As of September 30, 2025, there was $174.5 million of unamortized stock-based compensation costs related to all unvested awards, which is expected to be recognized over a weighted-average period of approximately 4.1 years.
14.    INCOME TAXES
The Company calculates the provision for income taxes in interim periods by applying an estimated annual effective tax rate to income (loss) before income taxes and by calculating the tax effect of discrete items recognized during the period. The Company recorded a provision for income taxes of $0.5 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. The Company recorded a provision for income taxes of $2.1 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively.
The provision for income taxes differed from applying the U.S. federal statutory rate to the Company’s loss before income taxes primarily due to the effects of valuation allowances.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2025, the Company continues to maintain a full valuation allowance on deferred tax assets in all jurisdictions, except for jurisdictions where the Company has historically generated taxable income.
15.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(36,887)	$(21,276)	$(74,425)	$(71,654)
less: net loss attributable to non-controlling interest	—	49	—	(159)
Net loss attributable to common stockholders	$(36,887)	$(21,325)	$(74,425)	$(71,495)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	24,730,353	12,530,825	16,816,111	12,488,518
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(1.49)	$(1.70)	$(4.43)	$(5.72)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions, which were not satisfied as of September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Convertible preferred stock	—	56,054,893
Warrants to purchase Series E convertible preferred stock	—	575,295
Stock options	9,547,790	10,516,916
RSUs	2,138,565	—
PSUs	2,486,727	—
Total	14,173,082	67,147,104
16.    SEGMENT INFORMATION
The Company is organized into one reportable segment, the Platform segment. In addition, the Company has one legacy operating segment (Legacy segment) that does not meet the thresholds to qualify as a reporting segment. The Legacy segment is solely comprised of one legacy operational contract, which terminated in June 2024.
The reportable segment was determined based on the manner in which the chief operating decision maker (“CODM”), Via’s chief executive officer, manages the Company’s operations for purposes of allocating resources and evaluating performance. Various factors, including the Company’s organizational and management reporting structure and the nature of the services provided to customers, were considered in determining these operating segments.
The CODM uses the Platform segment net loss to allocate resources (including employees and financial or capital resources) predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel, evaluating product pricing and assessing performance.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide information about the Company’s revenue and net loss by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Total segment revenue (Platform)	$109,653	$83,314	$315,428	$239,157
Other (1)	—	—	—	6,789
Consolidated revenue	$109,653	$83,314	$315,428	$245,946
____________
(1)Other revenue consists of revenue from a legacy operational contract in a former operating segment, which terminated in June 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
Significant segment expenses	2025	2024	2025	2024
Platform revenue	$109,653	$83,314	$315,428	$239,157
Cost of revenue (1)	(66,567)	(51,280)	(190,581)	(146,466)
Research and development (1)	(23,131)	(22,166)	(67,214)	(67,624)
Sales and marketing	(17,657)	(13,434)	(48,832)	(40,654)
General and administrative (1)	(21,189)	(17,127)	(61,026)	(51,647)
Interest income	883	438	1,937	1,760
Interest expense	(2,147)	(945)	(6,972)	(2,420)
Loss on extinguishment of convertible notes	(10,949)	—	(10,949)	—
Provision for income taxes	(490)	(399)	(2,134)	(1,581)
Other segment items (2)	(5,293)	323	(4,082)	(2,372)
Platform net loss	$(36,887)	$(21,276)	$(74,425)	$(71,847)
_______________
(1)Includes depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$935	$1,018	$2,870	$3,011
Research and development	119	154	395	648
General and administrative	1,079	1,082	3,211	3,248
Total	$2,133	$2,254	$6,476	$6,907
(2)Other segment items are comprised of other income (loss) which consists primarily of non-cash losses relating to the change in the fair value of warrants to purchase convertible preferred stock and the convertible notes’ embedded derivative feature.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of net loss	2025	2024	2025	2024
Platform net loss	$(36,887)	$(21,276)	$(74,425)	$(71,847)
Other net income (loss)	$—	$—	$—	$193
Consolidated net loss	$(36,887)	$(21,276)	$(74,425)	$(71,654)
17.    SUBSEQUENT EVENTS
Subsequent events have been evaluated through November 13, 2025, which is the date that these condensed consolidated financial statements were available to be issued.
On October 14, 2025, the underwriters of the IPO elected to exercise their over-allotment option to purchase an additional 1,358,236 shares of Class A common stock at the IPO Price of $43.102 per share. The shares were issued and sold on this date, and the Company received net cash proceeds of $58.5 million after deducting underwriting discounts and commissions of $3.9 million.
In October 2025, the counterparty to patent litigation deposited $4.7 million with the clerk of court in the Western District of Texas for the benefit of the Company, following a verdict in the Company’s favor in January 2025, the resolution of subsequent post-trial motions, and the entry of a final judgment in the case. The counterparty has appealed the verdict and the deposited amount will not be recognized in income until realized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited annual financial statements and related notes for the year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC) on September 15, 2025, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Prospectus). Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
Via transforms antiquated and siloed public transportation systems into smart, data-driven, and efficient digital networks.
We are addressing a striking gap in the $545 billion global public transportation market. While billions of people across the globe rely on public transportation, this critical form of mobility has yet to meaningfully benefit from recent advances in technology. The government agencies and private organizations responsible for providing public transportation operate in a complex and demanding environment. They must maintain reliable and affordable service in the face of continuously changing and difficult to predict traffic and ridership patterns. The industry has historically had no option but to rely on fragmented technology systems with limited functional flexibility, aging infrastructure, and poor end-user experience. Rising operating costs and labor shortages have placed a growing strain on budgets.
To address these challenges, we have developed a comprehensive technology platform, including software and technology-enabled services, and a sophisticated go-to-market strategy designed to accelerate the adoption of our software and drive the success of our customers.
Our platform consists of purpose-built vertical software coupled with cost-effective technology-enabled services. The use of machine learning and AI is intrinsic to our platform and underlies continuous improvement in the performance of our software. We offer our customers the end-to-end capabilities to manage their complex workflows, optimize the planning and operations of their transportation networks, and gain highly valuable data insights. To successfully compete and scale a marketplace in New York City, we had to build consumer-grade technology and products. We are now able to bring these products to our enterprise customers, meaningfully elevating the user experience of their staff and riders. When customers adopt our platform, they can gain significant efficiencies in their operations and dramatically improve the experience for their passengers.
Recent Developments
On September 15, 2025, we completed our initial public offering (“IPO”) in which we issued and sold 7,142,857 shares of Class A common stock at $46.00 per share (“IPO Price”). We received net cash proceeds of $306.8 million after deducting underwriting discounts and commissions of $20.7 million and offering costs paid of approximately $1.1 million. Additionally, we have accrued offering costs of approximately $3.3 million as of September 30, 2025.
Certain selling stockholders offered an additional 3,571,428 shares of the Company’s Class A common stock at the IPO price in a secondary offering.
In connection with the IPO, we amended and restated our certificate of incorporation (the “Charter”) and entered into an exchange agreement with our CEO and certain of his affiliates, resulting in the reclassification of all shares of our common stock outstanding prior to completion of the IPO into an equivalent number of shares of Class A common stock and the exchange of all shares of Class A common stock held by the CEO and his affiliates for an equivalent number of shares of Class B common stock.
In connection with the IPO, all outstanding shares of our convertible preferred stock automatically converted into an equal number of shares of Class A common stock and $53.3 million in principal and accrued contractual interest on our convertible notes automatically converted into 1,655,908 shares of Class A common stock.
On October 14, 2025, the underwriters of the IPO elected to exercise their over-allotment option to purchase an additional 1,358,236 shares of Class A common stock at the IPO Price of $43.102 per share. The shares were issued and sold on this date, and the Company received net cash proceeds of $58.5 million after deducting underwriting discounts and commissions of $3.9 million.

Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

($ in millions)	September 30, 2025	December 31, 2024	September 30, 2024
Customer Count	713	665	643
Platform Annual Run-Rate Revenue	$439	$367	$333
Customers
Customer count as of the last date in any quarter represents the number of distinct legal entities which generated Platform revenue in that quarter. Each customer may have one or more contracts active at the same time. We closed the quarter ending September 30, 2025 with 713 customers, up 11% compared to our 643 customers as of September 30, 2024.
Platform Annual Run-Rate Revenue
Platform Annual Run-Rate Revenue as of the last date in any quarter represents our Platform revenue for that quarter multiplied by four. We believe that Platform Annual Run-Rate Revenue is a key metric to our business, reflecting our ability to acquire new customers and to grow our relationships with existing customers. Platform Annual Run-Rate Revenue has demonstrated rapid growth, and was up 32% as of September 30, 2025, at $439 million, compared to $333 million as of September 30, 2024.
Components of Results of Operations
Revenue
Our customers pay a recurring subscription fee to access our platform. Contracts are typically multi-year and generally include a volume component. The unit of volume is either fleet size, minimum number of vehicles, or total number of vehicle-hours. Our customers may contract for a wide range of solutions, and each solution may comprise a diverse mix of modules, custom tailored to suit their unique needs, and priced accordingly. The substantial majority of our revenue is derived from recurring, volume-based subscription fees. Revenue is recognized in the period in which the performance occurs. Some of our solutions include one-time services such as implementation or consulting services. These one-time services are helpful in allowing our customers to adopt the platform. They are provided on either a time and materials or fixed fee basis and revenue related to these services is recognized on a proportional performance basis as the implementation is performed.
Cost of Revenue
Cost of revenue includes the cost of providing certain tech-enabled services to our customers such as driver management, fleet management services, and customer support related costs. Cost of revenue also includes salaries, stock-based compensation expense, and benefits for our local operational teams (including local operational staff and field managers involved in performing implementation and ongoing operations support services), as well as third-party cloud hosting services, allocated overhead, amortization of capitalized internal-use software, amortization of acquired intangibles and other direct costs.
We expect our cost of revenue will continue to increase on an absolute dollar basis for the foreseeable future as we continue to grow revenue from our platform and therefore increase costs to support our revenue, hire personnel, and incur hosting and other costs to support a growing customer base for our platform.
Operating Expenses
Research and Development
Research and development expenses primarily include salaries, stock-based compensation expenses, and benefits for employees in engineering, product development and design, and data science. Research and development costs are expensed as incurred, unless they qualify as capitalized internal‑use software development costs.
We expect our research and development costs will increase on an absolute dollar basis for the foreseeable future as we continue to invest in development efforts to add new applications, increase functionality, and enhance the ease of use of our cloud-based platform. Additionally, we believe that our research and development costs may benefit from advances in general technology tools such as AI allowing us to become more efficient. Overall, while they may fluctuate in the near term, we expect that our research and development expenses will gradually decrease as a percentage of our revenue over time.
Sales and Marketing
Sales and marketing expenses primarily include salaries, stock-based compensation expenses and benefits, commissions, and amortization of deferred commissions for employees in our sales, partner success, and marketing functions, advertising and branding expenses, and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred, unless they qualify as capitalized costs to obtain contracts.
We expect that sales and marketing expenses will increase in absolute dollars for the foreseeable future as we continue to invest in growing our customer base and enhancing our brand awareness. However, while they may fluctuate in the near term, we expect that our sales and marketing expenses will gradually decrease as a percentage of our revenue over time.
General and Administrative
General and administrative expenses include salaries, stock-based compensation expenses, and benefits for employees in our finance and accounting, legal, human resources, information systems, operations management and other administrative functions, as well as professional fees, insurance expenses, and other corporate costs.
We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as we hire additional personnel and enhance our systems, processes, operations, and controls to support the growth in our business as well as our increased compliance and reporting requirements as a public company. However, while they may fluctuate in the near term, we expect that our general and administrative expenses will gradually decrease as a percentage of our revenue over time.
Interest Income
Interest income is comprised of interest earned on our cash and short-term investment balances.
We expect interest income will vary each reporting period depending on changes in our average cash and short-term investment balances, and applicable interest rates.
Interest Expense
Interest expense is comprised of interest accrued on our line of credit and Convertible Notes.
We expect interest expense will vary each reporting period depending on changes in our outstanding indebtedness and applicable interest rates. Immediately prior to the completion of our IPO, the Convertible Notes converted into shares of our Class A common stock and no longer accrue interest.
Loss on Extinguishment of Convertible Notes
On September 15, 2025, upon the closing of our IPO, $53.3 million in principal and accrued contractual interest on the convertible notes automatically converted into 1,655,908 shares of the Company’s Class A common stock based on a 30% discount to the IPO price. The conversion was accounted for as a debt extinguishment, resulting in the recognition of a $10.9 million loss on extinguishment, calculated as the difference between the fair value of the shares issued and the carrying value of the notes and the embedded derivative feature liability at conversion. There are no further obligations related to these notes.
Other Income (Expense), Net
Other income (expense), net consists primarily of the non-cash gain or loss relating to the change in the fair value of warrants to purchase convertible preferred stock and the convertible notes embedded derivative feature. Other income (expense), net also includes the impact of the gain or loss on transactions denominated in foreign currencies and income related to employee retention credits under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).
We expect the absolute dollar value of other income (expense), net to decrease in future reporting periods following the extinguishment of our warrants and convertible notes during 2025, which were one-time events, and a resulting decrease in the expected amount of non-cash fair value gains or losses.
Provision for Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax. Due to cumulative losses, we maintain a valuation allowance against our deferred tax assets, except in certain foreign subsidiaries that generate income. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Realization of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.
Results of Operations
The following table summarizes our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Revenue	$109,653	$83,314	$315,428	$245,946
Cost of revenue (1)(2)	66,567	51,280	190,581	152,085
Gross profit	43,086	32,034	124,847	93,861
Operating expenses:
Research and development (1)	23,131	22,166	67,214	67,624
Sales and marketing (1)	17,657	13,434	48,832	40,717
General and administrative (1)(2)	21,189	17,127	61,026	52,561
Total operating expenses	61,977	52,727	177,072	160,902
Operating loss	(18,891)	(20,693)	(52,225)	(67,041)
Interest income	883	438	1,937	1,760
Interest expense	(2,147)	(945)	(6,972)	(2,420)
Loss on extinguishment of convertible notes	(10,949)	—	(10,949)	—
Other income (expense), net	(5,293)	323	(4,082)	(2,372)
Loss before provision for income taxes	(36,397)	(20,877)	(72,291)	(70,073)
Provision for income taxes	(490)	(399)	(2,134)	(1,581)
Net loss	(36,887)	(21,276)	(74,425)	(71,654)
Net income (loss) attributable to noncontrolling interest	—	49	—	(159)
Net loss attributable to Via Transportation, Inc.	$(36,887)	$(21,325)	$(74,425)	$(71,495)
______________
(1)Includes stock-based compensation and related employer payroll taxes as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Cost of revenue	$41	$38	$147	$169
Research and development	1,923	1,426	5,086	4,862
Sales and marketing	1,906	957	4,445	2,737
General and administrative	3,633	2,083	7,178	8,079
Total	$7,503	$4,504	$16,856	$15,847
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Cost of revenue	$344	$616	$1,198	$1,829
General and administrative	775	800	2,375	2,379
Total	$1,119	$1,416	$3,573	$4,208

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the periods indicated(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	61	62	60	62
Gross profit	39	38	40	38
Operating expenses:
Research and development	21	27	21	27
Sales and marketing	16	16	15	17
General and administrative	19	21	19	21
Total operating expenses	57	64	56	65
Operating loss	(17)	(26)	(17)	(27)
Interest income	1	1	1	1
Interest expense	(2)	(1)	(2)	(1)
Loss on extinguishment of convertible notes	(10)	—	(3)	—
Other income (expense), net	(5)	—	(1)	(1)
Loss before provision for income taxes	(33)	(26)	(23)	(28)
Provision for income taxes	—	—	(1)	(1)
Net loss from continuing operations	(34)	(26)	(24)	(29)
Net income (loss) attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Via Transportation, Inc.	(34)	(26)	(24)	(29)
______
(1)Percentage may not foot due to rounding
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	%
Revenue	$109,653	$83,314	$26,339	32%
The increase in revenue was driven by growth in both new and existing customers. Our total customer count increased by 11%, from 643 as of September 30, 2024 to 713 as of September 30, 2025, and the majority of our revenue growth was derived from existing customers, consistent with prior quarters.
The increase in revenue was driven by strong growth from our government customers, which increased by $26.5 million, or approximately 34% year-over-year. We also experienced strong growth from our customers located in the United States. Our United States revenue increased by $23.1 million or approximately 42% year-over-year.
Cost of Revenue, Gross Profit, and Gross Margin
The following table summarizes our cost of revenue, gross profit, and gross margin for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	%
Cost of revenue	$66,567	$51,280	$15,287	30%
Gross profit	43,086	32,034	11,052	35%
Gross margin	39%	38%
Cost of revenue includes $57.1 million in technology-enabled services, $6.3 million in launch and support personnel and $3.2 million in IT and other costs for three months ended September 30, 2025. Cost of revenue increased primarily due to an increase of $15.4 million in tech-enabled services costs required to support new customers and our growth with existing customers.

Gross margin increased from 38% in the three months ended September 30, 2024 to 39% in the three months ended September 30, 2025. The increase was primarily attributable to general scale efficiencies, including operating efficiencies in managing our launch and support personnel and IT and other costs.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	%
Operating expenses:
Research and development	$23,131	$22,166	$965	4%
Sales and marketing	17,657	13,434	4,223	31
General and administrative	21,189	17,127	4,062	24
Total	$61,977	$52,727	$9,250	18%
Research and Development
Research and development expenses increased primarily due to a $0.6 million increase in personnel costs corresponding to an increase in stock-based compensation costs associated with new equity awards issued as part of the IPO for our engineering, design, product development, and data science teams.
Sales and Marketing
Sales and marketing expenses increased primarily due to a $2.7 million increase in personnel costs, driven by increased headcount for our North America sales & marketing team. The remaining variance is largely attributable to a $1.1 million increase in general marketing and advertising spend.
General and Administrative
General and administrative expenses increased primarily due to a $1.4 million increase in personnel costs and a $2.7 million increase in non-personnel costs. Personnel costs increased primarily as a result of an increase in stock-based compensation costs associated with new equity awards issued part of the IPO. The increase in non-personnel costs is attributable to higher external service provider costs, including costs associated with the RideCo patent litigation and our IPO, along with higher insurance expenses and other corporate costs.
Interest Income
The following table summarizes our interest income for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	%
Interest income	$883	$438	$445	102%
We recorded interest income of $0.9 million in the three months ended September 30, 2025 as compared to $0.4 million in the three months ended September 30, 2024. The increase is driven by a higher surplus investable cash balance in 2025 as compared to 2024 resulting from net proceeds received from the IPO.
Interest Expense
The following table summarizes our interest expense for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	%
Interest expense	$(2,147)	$(945)	$(1,202)	127%
We recorded interest expense of $2.1 million in the three months ended September 30, 2025 as compared to $0.9 million in the three months ended September 30, 2024. The increase was attributable to $1.5 million of interest expense related to interest expense on our convertible notes, partially offset by a decrease of $0.3 million in interest expense on our line of credit. Immediately prior to the closing of our IPO, the convertible notes converted into shares of our Class A common stock and no longer accrue interest.
Loss on Extinguishment of Convertible Notes

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	%
Loss on extinguishment of convertible notes	$(10,949)	$—	$(10,949)	N/M
On September 15, 2025, upon the closing of our IPO, $53.3 million in principal and accrued contractual interest on the convertible notes automatically converted into 1,655,908 shares of the Company’s Class A common stock based on a 30% discount to the IPO price. The conversion was accounted for as a debt extinguishment, resulting in the recognition of a $10.9 million loss on extinguishment.
Other Income (Expense), Net
The following table summarizes the components of other income (expense), net for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	%
Revaluation of warrants liability	$—	$(478)	$478	(100)%
Revaluation of convertible notes embedded derivative feature	(5,217)	—	(5,217)	N/M
Employee retention credit	441	—	441	N/M
Foreign currency transaction gain (loss)	(344)	801	(1,145)	(143)%
Other	(173)	—	(173)	N/M
Total	$(5,293)	$323	$(5,616)	(1739)%
The increase in other expense is primarily due to the recognition of a non-cash loss of $5.2 million for the change in fair value of the convertible notes’ embedded derivative feature. This loss reflects the increase in the fair value of the conversion feature through the conversion date, which occurred immediately prior to the closing of our IPO. The fair value of the embedded derivative feature at the conversion date was determined based on the intrinsic value associated with a 30% discount to the IPO price.
Provision for Income Taxes
The following table summarizes the provision for income taxes for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	%
Provision for income taxes	$(490)	$(399)	$(91)	23%
Effective tax rate	(1.3)%	(1.9)%
The increase in provision for income taxes was due primarily to the increase in profits from our international subsidiaries that generate taxable income. Our low effective tax rate reflects the fact that we maintain a full valuation allowance against deferred taxes in most of the jurisdictions in which we generate net operating losses, including the United States.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	%
Revenue
Platform	$315,428	$239,157	$76,271	32%
Legacy	—	6,789	(6,789)	N/M
Total	$315,428	$245,946	$69,482	28%
The increase in revenue was driven by growth in both new and existing customers. Our total customer count increased by 11%, from 643 as of September 30, 2024 to 713 as of September 30, 2025, and the majority of our revenue growth was derived from existing customers, consistent with prior quarters.

The increase in revenue was driven by strong growth from our government customers, which increased by $69.8 million, or approximately 31% year-over-year. We also experienced strong growth from our customers located in the United States. Our United States revenue increased by $64.6 million or approximately 41% year-over-year.
The decrease in Legacy revenue is attributable to the expiration of our one remaining contract in this operating segment in the second quarter of 2024. We did not pursue a renewal for this contract, in line with our strategy to focus on our Platform segment.
Cost of Revenue, Gross Profit, and Gross Margin
The following table summarizes our cost of revenue, gross profit, and gross margin for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	%
Cost of revenue	$190,581	$152,085	$38,496	25%
Gross profit	124,847	93,861	30,986	33%
Gross margin	40%	38%
Cost of revenue includes $162.1 million in technology-enabled services, $18.6 million in launch and support personnel and $9.9 million in IT and other costs for the nine months ended September 30, 2025. Cost of revenue increased primarily due to an increase of $39.1 million in tech-enabled services costs required to support new customers and our growth with existing customers.
Gross margin increased from 38% in the nine months ended September 30, 2024 to 40% in the nine months ended September 30, 2025. The increase was primarily due to the revenue mix shift towards certain higher gross margin contracts in the nine months ended September 30, 2025.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	%
Operating expenses:
Research and development	$67,214	$67,624	$(410)	-1%
Sales and marketing	48,832	40,717	8,115	20%
General and administrative	61,026	52,561	8,465	16%
Total	$177,072	$160,902	$16,170	10%
Research and Development
Research and development expenses decreased due to a $0.9 million reduction in outsourced developer costs and a $0.3 million decrease in depreciation expense, partially offset by a $0.9 million increase in information technology costs. The increase in information technology costs reflects higher utilization of third-party applications and services to support the continued growth and development of our platform.
Sales and Marketing
Sales and marketing expenses increased primarily due to a $4.8 million increase in personnel costs, driven by increased headcount for our North America sales & marketing team and issuances of new equity awards. The remaining variance is largely attributable to a $2.9 million increase in general marketing and advertising spend.
General and Administrative
General and administrative expenses increased primarily due to a $10.8 million increase in non-personnel costs, which is largely driven by a $6.0 million increase in fees from professional and outsourced service providers, including costs associated with the RideCo patent litigation and our IPO. Increases in insurance expenses and other corporate costs resulting from growth in operations contributed to the remaining increase in non-personnel costs. These increases were partially offset by a decrease in personnel costs as a result of operational efficiencies.
Interest Income
The following table summarizes our interest income for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	%
Interest income	$1,937	$1,760	$177	10%
We recorded interest income of $1.9 million in the nine months ended September 30, 2025 as compared to $1.8 million in the nine months ended September 30, 2024. The increase resulted from a higher surplus investable cash balance in 2025 as compared to 2024.
Interest Expense
The following table summarizes our interest expense for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	%
Interest expense	$(6,972)	$(2,420)	$(4,552)	188%
We recorded interest expense of $7.0 million in the nine months ended September 30, 2025 as compared to $2.4 million in the nine months ended September 30, 2024. The increase was attributable to $4.8 million of interest expense related to our convertible notes, partially offset by a decrease of $0.3 million in interest expense on our line of credit. On September 15, 2025, upon the closing of our IPO, the convertible notes converted into shares of our Class A common stock and no longer accrue interest.
Loss on Extinguishment of Convertible Notes

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	%
Loss on extinguishment of convertible notes	$(10,949)	$—	$(10,949)	N/M
Concurrently with the closing of our IPO, $53.3 million in principal and accrued contractual interest on the convertible notes automatically converted into 1,655,908 shares of the Company’s Class A common stock based on a 30% discount to the IPO price. The conversion was accounted for as a debt extinguishment, resulting in the recognition of a $10.9 million loss on extinguishment.
Other Income (Expense), Net
The following table summarizes the components of other income (expense), net for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	%
Revaluation of warrants liability	$2,273	$(3,326)	$5,599	-168%
Revaluation of convertible notes embedded derivative feature	(9,312)	—	(9,312)	N/M
Employee retention credit	2,252	—	2,252	N/M
Foreign currency transaction gain (loss)	725	933	(208)	-22%
Other	(20)	21	(41)	-195%
Total	$(4,082)	$(2,372)	$(1,710)	72%
The increase in other expense is primarily due to the recognition of a non-cash loss of $9.3 million for the change in fair value of the convertible notes’ embedded derivative feature. This loss reflects the increase in the fair value of the conversion feature through the conversion date, which occurred immediately prior to the closing of our IPO. The fair value of the embedded derivative feature at the conversion date was determined based on the intrinsic value associated with a 30% discount to the IPO price.
Partially offsetting this loss was the impact of (i) the recording of non-cash revaluation adjustments relating to an outstanding warrant to purchase shares of Series E preferred stock, which was exercised in February 2025, and (ii) a $2.3 million benefit related to an employee retention credit under the CARES Act.
Provision for Income Taxes
The following table summarizes the provision for income taxes for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	%
Provision for income taxes	$(2,134)	$(1,581)	$(553)	35%
Effective tax rate	(3.0)%	(2.3)%
The increase in provision for income taxes was due primarily to the increase in profits from our international subsidiaries that generate taxable income. Our low effective tax rate reflects the fact that we maintain a full valuation allowance against deferred taxes in most of the jurisdictions in which we generate net operating losses, including the United States.
Non-GAAP Financial Metrics
We use certain non-GAAP financial metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions. These non-GAAP financial measures include Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA and Adjusted EBITDA Margin. We believe that by excluding certain items that are non-recurring in nature or non-cash expenses provides meaningful supplemental information regarding our operational performance and provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. Our definitions of non-GAAP financial metrics may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar financial metrics. Further, these financial metrics have certain limitations, as they do not include the impact of certain expenses that are reflected in our condensed consolidated statement of operations. Thus, our non-GAAP financial metrics are presented for supplemental informational purposes only and should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Adjusted Gross Profit	$43,471	$32,688	$126,192	$95,859
Adjusted Gross Margin	40%	39%	40%	39%
Adjusted EBITDA	$(8,692)	$(14,265)	$(26,010)	$(45,486)
Adjusted EBITDA Margin	(8)%	(17)%	(8)%	(18)%
Adjusted Gross Profit and Adjusted Gross Margin
Adjusted Gross Profit represents gross profit excluding stock-based compensation and related employer payroll taxes and amortization of acquired intangibles. Adjusted Gross Margin represents Adjusted Gross Profit as a percentage of revenue.
Gross margin increased from 38% in the three months ended September 30, 2024 to 39% in the three months ended September 30, 2025. Adjusted Gross Margin increased from 39% in the three months ended September 30, 2024 to 40% in the three months ended September 30, 2025.
Gross margin increased from 38% in the nine months ended September 30, 2024 to 40% in the nine months ended September 30, 2025. Adjusted Gross Margin increased from 39% in the nine months ended September 30, 2024 to 40% in the three months ended September 30, 2025.
The increase in gross margin and Adjusted Gross Margin in each of the periods was primarily attributable to general scale efficiencies, including operating efficiencies in managing our launch and support personnel, IT and other costs.
The following table provides a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to gross profit and gross margin, the most directly comparable GAAP financial metrics, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Gross profit	$43,086	$32,034	$124,847	$93,861
Gross profit margin	39%	38%	40%	38%
Stock-based compensation and related employer payroll taxes	41	38	147	169
Amortization of acquired intangibles (1)	344	616	1,198	1,829
Adjusted Gross Profit	$43,471	$32,688	$126,192	$95,859
Adjusted Gross Margin	40%	39%	40%	39%
______
(1)Amortization of acquired intangibles includes developed technology resulting from our acquisitions of Remix and Citymapper.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents net loss excluding certain items that we do not consider indicative of our ongoing business performance: interest income, interest expense, loss on extinguishment of convertible notes, provision for income taxes, depreciation and amortization, stock-based compensation and related employer payroll taxes, other (income) expense, net, which consists primarily of changes in the fair value of derivatives and foreign currency transaction gains and losses, and other non-recurring or non-cash items impacting net loss such as patent litigation costs related to the RideCo litigation (a patent litigation in which Via won a trial in January 2025), and transaction costs related to our IPO and historical M&A activity. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.
Adjusted EBITDA Margin improved by 9 percentage points and 10 percentage points, respectively in the three and nine month periods ending September 30, 2025 as compared to the equivalent periods in 2024, mostly driven by significant operating leverage in our operating expenses which allowed for substantial revenue growth with limited increase in operating expenses.
The following table provides a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to net loss and net loss margin, the most directly comparable GAAP financial metrics, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net loss	$(36,887)	$(21,276)	$(74,425)	$(71,654)
Interest Income	(883)	(438)	(1,937)	(1,760)
Interest expense	2,147	945	6,972	2,420
Loss on extinguishment of convertible notes	10,949	—	10,949	—
Provision for income taxes	490	399	2,134	1,581
Other (income) expense, net (1)	5,293	(323)	4,082	2,372
Depreciation and amortization (2)	1,542	1,836	4,804	5,711
Stock-based compensation and related employer payroll taxes	7,503	4,504	16,856	15,847
Patent litigation costs (3)	(95)	69	2,598	(88)
Transaction costs (4)	1,249	19	1,957	85
Adjusted EBITDA	$(8,692)	$(14,265)	$(26,010)	$(45,486)
Net loss margin	(34)%	(26)%	(24)%	(29)%
Adjusted EBITDA Margin	(8)%	(17)%	(8)%	(18)%
__________
(1)Other income (expense) consists primarily of non-cash losses relating to the change in the fair value of warrants to purchase convertible preferred stock, which were exercised in February 2025 and the convertible notes embedded derivative feature.
(2)Excludes amortization of internal-use software.
(3)Patent Litigation costs relate to the RideCo litigation in which Via won a trial in January 2025 and defending the verdict on appeals.
(4)Transaction costs include nonrecurring costs incurred in relation to our IPO and business combinations.
Liquidity and Capital Resources
Since our inception, we have generated negative cash flows from operations, and we have financed our operations primarily through customer payments and net proceeds from sales of equity securities, a line of credit, and convertible notes. On September 15, 2025, we completed our IPO and received net cash proceeds of $306.8 million after deducting underwriting discounts and commissions of $20.7 million and offering costs paid of approximately $1.1 million.
We currently anticipate that our existing cash and cash equivalents, together with our cash flow from operations and amounts available under our $100 million Credit Agreement, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Our future capital requirements may depend on many factors including, but not limited to, our growth rate, headcount, sales and marketing activities, research and development activities, general and administrative spend, the introduction of new solutions and verticals, and acquisitions. As such, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms or at all, our business, financial condition, and results of operations could be adversely affected.
The following table summarizes our principal sources of liquidity:

($ in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$378,158	$77,905
Credit agreement (1)	62,566	52,867
Total	$440,724	$130,772
________________
(1)Represents the total committed amount under our Credit Agreement of $100 million less amounts drawn as revolving loans or utilized under the letter of credit subfacility.
Credit Agreement
In April 2023, we entered into our Credit Agreement, which provides a revolving line of credit of up to $100 million, including a letter of credit subfacility in the aggregate amount of $30 million, and a swingline subfacility in the aggregate amount of $5 million. We also have the option to request an incremental facility of up to an additional $25 million from one or more of the lenders under our Credit Agreement. Our Credit Agreement has a maturity date of April 26, 2028.
Under the terms of our Credit Agreement, we can elect for revolving loans to be either Base Rate Loans or SOFR Loans. Base Rate Loans incur interest at the highest of (a) the Prime Rate plus 1.75%, (b) the Federal Funds rate plus 2.25%, and (c) the secured overnight financing rate (“SOFR”) for a tenor of one month plus 2.85%. SOFR Loans incur interest at SOFR for a tenor comparable to the applicable interest period plus 2.85%. We are charged a commitment fee of 0.325% for committed but unused amounts.
On February 20, 2024, we drew down $40.0 million on the revolving line of credit as a SOFR loan. As of September 30, 2025 borrowings of $25.0 million remained outstanding. For the three months ended September 30, 2025 and 2024, we recognized interest expense of $0.5 million and $0.8 million, respectively, in relation to the revolving line of credit. For the nine months ended September 30, 2025 and 2024, we recognized interest expense of $1.7 million and $2.0 million, respectively, in relation to the revolving line of credit. In November 2025, we repaid the SOFR Loans balance outstanding of $25.0 million.
We had letters of credit outstanding under the letter of credit subfacility of $12.4 million as of September 30, 2025.
As of September 30, 2025, we had $62.6 million in available borrowings under the Credit Agreement.
Our Credit Agreement contains customary representations and warranties, certain financial and nonfinancial covenants, including certain limitations on liens and indebtedness. The financial covenants include a requirement to maintain minimum liquidity of $50.0 million plus 50% of any principal amounts funded under the incremental facility. Additionally, we are required to meet certain revenue targets, which we have continued to meet. As of September 30, 2025, we were in compliance with all covenants.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Net cash (used in) provided by
Operating activities	$(30,414)	$(52,308)
Investing activities	(4,559)	(3,358)
Financing activities	333,950	41,252
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	1,326	181
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$300,303	$(14,233)
Operating Activities
Net cash used in operating activities was $30.4 million in the nine months ended September 30, 2025. The factors affecting our operating cash flows during this period were our net loss of $74.4 million and $6.9 million of cash outflows from changes in our operating assets and liabilities, offset by non-cash charges of $39.9 million. The cash outflow from changes in our operating assets and liabilities was primarily due to increases of $8.3 million in accounts receivable, offset by the net impact of smaller fluctuations in other operating assets and liabilities. The increase in accounts receivable is primarily attributable to the growth experienced in the business. The non-cash charges consisted primarily of $15.9 million in stock-based compensation expense, a $10.9 million loss on extinguishment of our convertible notes, and a $9.3 million loss from the revaluation of the convertible notes’ embedded derivative feature prior to conversion.

Net cash used in operating activities was $52.3 million in the nine months ended September 30, 2024. The factors affecting our operating cash flows during this period were our net loss of $71.7 million and $11.2 million of cash outflows from changes in our operating assets and liabilities, offset by non-cash charges of $30.6 million. The cash outflow from changes in our operating assets and liabilities was primarily due to increases in accounts receivable of $10.1 million. These increases are attributable to the revenue growth experienced in our business. The non-cash charges primarily consisted of $15.8 million in stock-based compensation expense, $6.9 million in depreciation and amortization, $4.3 million in noncash operating lease expenses, and $3.3 million revaluation of warrants liability.
Investing Activities
Net cash used in investing activities was $4.6 million in the nine months ended September 30, 2025, including net cash utilized for internally capitalized software of $3.2 million and $1.3 million in purchases of other property and equipment.
Net cash used in investing activities was $3.4 million in the nine months ended September 30, 2024, which consisted of net cash utilized for internally capitalized software of $2.5 million and $0.9 million in purchases of other property and equipment.
Financing Activities
Net cash provided by financing activities was $334.0 million in the nine months ended September 30, 2025, which primarily consisted of net cash proceeds from our IPO of $306.8 million. Also contributing to the increase were proceeds from the exercise of warrants of $20.0 million, proceeds from the exercise of stock options of $10.0 million (inclusive of proceeds from options exercises in relation to the IPO secondary offering), and the issuance of convertible notes of $7.5 million. These increases were partially offset by repayments on our Credit Agreement of $10.0 million.
Net cash provided by financing activities was $41.3 million in the nine months ended September 30, 2024, which primarily consisted of net cash proceeds from borrowings under our Credit Agreement of $40.0 million and proceeds from the exercise of stock options of $1.3 million.
Contractual Obligations and Commitments
Our principal commitments consist of our obligations under operating leases for our offices. See Note 11 of our condensed consolidated financial statements for additional details of our operating lease commitments.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Estimates
Our condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting estimates from those disclosed in our IPO Prospectus.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements for a description of recently issued accounting pronouncements.
Implications of Being an Emerging Growth Company
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. For example, we are only required to provide reduced disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we are not required to engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.
We may take advantage of these provisions until the last day of the fiscal year following the fifth anniversary of the completion of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest of (a) the last day of the first fiscal year in which our annual gross revenue is

$1.235 billion or more, (b) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, and (c) the last day of the fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.
Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards would otherwise apply to private companies. We currently intend to take advantage of this exemption.
For risks related to our status as an emerging growth company, see “Risk Factors—Risks Relating to Ownership of our Class A Common Stock —We qualify as an emerging growth company within the meaning of the Securities Act, and we utilize certain exemptions available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate
We had cash and cash equivalents of $378.2 million as of September 30, 2025. Cash and cash equivalents consist of checking and interest-bearing accounts with an original maturity of 90 days or less. Due to the short-term nature of the financial instruments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
We can elect for revolving loans under our Credit Agreement to be either Base Rate Loans or SOFR Loans. Base Rate Loans incur interest at the highest of (a) the Prime Rate plus 1.75%, (b) the Federal Funds rate plus 2.25%, and (c) SOFR for a tenor of one month plus 2.85%. SOFR Loans incur interest at SOFR for a tenor comparable to the applicable interest period plus 2.85%. We incur a commitment fee of 0.325% for committed but unused amounts. As of September 30, 2025, we had $25.0 million of SOFR Loans outstanding under our Credit Agreement. In November 2025, we repaid the SOFR Loans balance outstanding of $25.0 million.
We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency
Because we conduct a portion of our business in currencies other than U.S. dollars but report our consolidated financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. While most of our operating expenses are incurred in U.S. dollars, a portion of our operating expenses are incurred in currencies other than U.S. dollars. As exchange rates vary, revenue, cost of revenue, exclusive of depreciation and amortization, operating expenses, other income and expense, and assets and liabilities, when translated, may also vary materially and thus affect our overall financial results.
To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we do not currently hedge against the risks associated with currency fluctuations. We may in the future hedge our foreign currency exposure and may use currency forward contracts, currency options, or other common derivative financial instruments to reduce foreign currency risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
Commodity Price
We are subject to risk from unexpected increases in fuel prices, which could have a material adverse effect on our business operations. Significant fuel price changes could increase our operating costs, decrease our operating margins, and harm our business, financial condition, and results of operations. In particular, increases in fuel prices may, in many cases, cause drivers to seek alternative sources of income, as well as cause our customers in the government sector to either renegotiate contracts with us or even discontinue their operations.
To date, changes in fuel prices have not been material to our consolidated financial statements, and we have not engaged in any commodity hedging transactions. We may in the future hedge our commodity price risk exposure and may use derivative financial instruments to reduce our commodity price risk. It is difficult to predict the effect that future hedging activities would have on our operating results.

Inflation Risk
If our costs, in particular driver, vehicle and personnel-related costs, become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, regulatory inquiries and audits, government investigations, and other legal and regulatory proceedings at the federal, state, and municipal levels, including involving personal injury, property damage, labor and employment, anti-discrimination, commercial disputes, consumer complaints, intellectual property disputes, compliance with regulatory requirements, and other matters, and we may become subject to additional types of claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and legal and regulatory proceedings in the future and as our business grows. Information is provided below regarding the nature and status of our material pending legal matters. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop.
Independent Contractor Classification Matters
At Via, we employ drivers and also engage independent contractor driver partners. We select the appropriate labor model based on the requirements of the service, the needs of our partners and the applicable laws in the jurisdiction in which we are operating. Driver partners are appropriately classified as independent contractors because, among other things, they can choose whether, when, and where to provide services on our platform, are free to provide services on other ridesharing platforms, and own, rent or lease the vehicles they use to perform services on our platform. We go to great lengths to distinguish between employees and independent contractors and ensure that drivers are appropriately classified.
We have in the past been subject to claims, lawsuits, arbitration proceedings, administrative actions, regulatory inquiries and audits, government investigations, and other legal and regulatory proceedings challenging the classification of independent contractor driver partners on our platform. Laws and regulations that govern the status and classification of independent contractors are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. We maintain that all independent contractor driver partners on our platform are appropriately classified, dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters.
In the ordinary course of our business, various drivers have challenged, and may challenge in the future, their classification on our platform as an independent contractor seeking monetary damages, injunctive, or other relief under federal and state law. In May 2025, a former independent contractor driver in the Seattle area filed a putative class or collective action in the U.S. District Court for the Southern District of New York (“SDNY”) and a similar action in Washington State Superior Court alleging misclassification. The Washington state court granted our motion to compel individual arbitration, and the plaintiff’s motion for discretionary review is pending. We filed a similar motion to compel individual arbitration in the SDNY, which also remains pending. In September 2025, we attended a mediation with a group of former independent contractor driver partners in California. In October 2025, we settled a putative class or collective action filed in the U.S. District Court for the Eastern District of Wisconsin on behalf of independent contractor driver partners for $45,000.
We have in the past resolved similar litigation in New York, California, Illinois, and New Jersey. We have also resolved litigation under California’s Private Attorney General Act, which alleged that we misclassified drivers who provided services on our platform in California.
We believe we have meritorious defenses, dispute the allegations of wrongdoing and intend to defend ourselves vigorously in all active labor matters. However, in certain of these matters, we have engaged in pre-arbitration settlement discussions or mediation to save the time and expense of further litigation and trial preparation. Regardless of the outcome, litigation and arbitration of these matters may have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
We are also involved in administrative audits related to driver classification in New Jersey. These audits relate to unemployment insurance benefits to independent contractor driver partners. We contend that the driver partners are appropriately classified and that we are not obligated to provide additional benefits under state law and these proceedings are ongoing.
Labor Disputes and Litigation
As of September 30, 2025, certain of our driver employees in the United States were represented by a labor union and covered under a collective bargaining agreement. We have not experienced any work stoppages due to labor disputes, and we are committed to good faith negotiations with labor unions and compliance with applicable collective bargaining agreements.

From time to time, we have had occasional labor disputes. Since 2020, the Amalgamated Transit Union (“ATU”) and other labor unions have filed and may continue to file unfair labor practices charges with the NLRB and grievances against us primarily related to disputes over union voting and collective bargaining. In addition, we have inherited and may inherit in the future unfair labor practices charges from prior operators whose contracts we have taken over. We are in the process of reaching resolution on outstanding claims.
Employment Disputes and Litigation
In addition to challenges to labor or classification disputes, we have in the past been, are currently, and may in the future become, involved in private actions, collective actions and various other legal proceedings brought by drivers and employees related to other employment-related claims, such as workers compensation claims, employment discrimination claims, Americans with Disabilities Act, (“ADA”) claims, claims related to safety practices, challenges to regulations, and other matters. The results of any such litigation and legal proceedings are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, costly, harmful to our reputation, and could require management time and corporate resources.
Patent Litigation
On May 3, 2021, we filed a complaint in the U.S. District Court for the Western District of Texas, alleging that a competitor, RideCo, Inc. (“RideCo”), had been intentionally infringing on our patents, and specifically, our patented virtual bus stop technology for efficient, on-demand dynamic routing for microtransit vehicles (U.S. Patent Nos. 9,562,785, 9,816,824, 10,197,411 and 10,677,604).
On July 26, 2021, RideCo filed an answer and counterclaim alleging that we are infringing on RideCo’s technology for variant trip booking options (U.S. Patent Nos. 10,248,913 and No. 10,853,743), which we denied.
RideCo challenged Via’s patents before the USPTO in an inter partes review. The USPTO Patent Trial and Appeal Board (the “USPTO Board”) upheld patents for the virtual bus stop technology invented by Via in two successive, unanimous rulings. On June 23, 2023, the USPTO Board decision concluded that RideCo did not show by a preponderance of the evidence that Via’s challenged claims of the ‘824 patent were unpatentable. On August 17, 2023, the USPTO Board issued its final decision and we prevailed on all the challenged claims on our ‘411 patent. The USPTO Board found that RideCo failed to establish its claims that our ‘411 patent was unpatentable.
On January 30, 2025, following a trial in the Western District of Texas, we won a unanimous jury verdict against RideCo whereby the jury found that RideCo infringed our three Virtual Bus Stop patents (U.S. Patent Nos. 9,562,785, 9,816,824, and 10,197,411) and ordered RideCo to pay us approximately $1.4 million in damages. RideCo withdrew its claims that our patents were invalid, resulting in a judgment as a matter of law in our favor on the issue of validity. We also prevailed against RideCo’s counterclaims: the jury found that we did not infringe either of RideCo’s two asserted patents and we are entitled to collect supplemental damages for infringement from 2022 through the date of the verdict, as well as post-judgment interest. RideCo moved for a new trial and judgment as matter of law; both motions were denied. We were granted a 10% reasonable royalty from RideCo’s continued infringing sales. The court filed an amended final judgment and RideCo has deposited a total of $4.7 million in damages and royalty payments in escrow with the Clerk of Court, pending its appeal. RideCo’s next royalty payment to Via is due in January 2026. RideCo appealed the verdict and we cross-appealed the denial of our permanent injunction. As a result of the ongoing appeals process, the settlement amount including the balance held in escrow, has not yet been reflected in our financial results.
Personal Injury Matters
In the ordinary course of our business, various parties have from time to time claimed, and may claim in the future, that we are liable for damages related to accidents or other incidents involving independent contractor driver partners, passengers or other third parties using or who have used services offered on our platform. We and/or our subsidiaries are currently named as a defendant in certain of these types of matters, most of which are small claims pending in state courts. In many of these matters, we believe we have meritorious defenses, dispute the allegations of wrongdoing and intend to defend ourselves vigorously. Most of the losses arising from auto liability litigation is covered by our insurance, but certain losses may be within our deducible, self-insured retention or retained risk layer. We may also incur certain losses exceeding the limits of our insurance.
Results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on our business, financial condition, and results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS
An investment in our Class A common stock involves various risks, including those described below. You should consider carefully the following risks, together with the financial and other information contained in in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our unaudited condensed consolidated financial statements and related notes before making an investment decision. If any of the following risks or uncertainties actually occurs, our business, financial condition, and results of operations could be materially and adversely affected. In that case, the market price of our Class A common stock could decline and you may lose all or a part of your investment. The risks discussed below are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that any of the events discussed below will not occur.
Summary Risk Factors
Our business is subject to a number of risks and uncertainties, These risks could materially and adversely impact our business, financial condition, and results of operations, which could cause the trading price of our Class A common stock to decline and could result in a loss of all or part of your investment. The principal risks and uncertainties affecting our business include the following:
•we have a history of net losses and we may not be able to achieve or maintain profitability in the future;
•our rapid growth and financial performance in recent periods may not be indicative of future performance, and if we fail to grow at the rate we currently expect, we may not be able to achieve and maintain profitability;
•a significant portion of our business depends on contracting with government entities and other heavily regulated organizations, and we face a number of challenges and risks unique to such business;
•increases in the cost of fuel, vehicle supply and labor related to inflation or other operational factors could adversely affect our business, financial condition, and results of operations;
•natural disasters, public health crises, economic downturns, government shutdowns, or other unexpected geopolitical events could adversely affect our business, financial condition, and results of operations;
•we are subject to a wide range of laws and regulations, many of which are constantly evolving;
•changes in domestic and international laws or regulations relating to data privacy, data security, data protection, or the collection, use, protection, disclosure, or transfer of personal data, or any failure by us to comply with such laws and regulations could adversely affect our business;
•we face risks related to protection of our intellectual property and cybersecurity threats;
•we may fail to accurately predict the rate of customer contract renewals or the long-term revenue from our customer contracts;
•our industry is highly competitive and we face pressure from existing and new companies;
•if we are unable to successfully develop and deploy new software and technology applications and features for our platform (including those incorporating the latest advances in AI), we may fail to retain and attract customers; and
•issues raised by the incorporation of AI (including large language models and ML) into our platform and business may result in reputational harm or liability.
Risks Relating to our Business and Industry
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses in each year since our founding and we may not be able to achieve or maintain profitability in the future. We incurred a net loss of $74.4 million and $71.7 million in the nine months ended September 30, 2025 and 2024, respectively, and we had an accumulated deficit of $1.2 billion as of September 30, 2025. We expect our costs will increase over time as we plan to invest significant additional funds towards growing our business and continuing to operate as a public company. Our losses may also increase as we continue to grow our business. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding the breadth and depth of our software, adding new transportation verticals, entering new markets and geographies, enhancing scalability, performance and security, investing in the safety of our operations, disaster recovery and resiliency measures, and increasing our sales, customer success and marketing efforts. These efforts may be more costly than we expect and may not result in the expected increase in revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our research and development and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
Our rapid growth and financial performance in recent periods may not be indicative of future performance. If we fail to grow at the rate we currently expect, we may not be able to achieve and maintain profitability, which would adversely affect our financial results and future prospects.
We have historically grown rapidly and our recent revenue growth rate and financial performance should not be considered indicative of our future performance. Our revenue was $315.4 million and $245.9 million for the nine months ended September 30, 2025 and 2024, respectively, representing a year over year increase of 28% in aggregate.
While we expect our revenue will continue growing, we also expect that our revenue growth rate may fluctuate in the short term and may decline from our historical revenue growth rate in the long term. You should not rely on our revenue or key business metrics from any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. Our revenue growth rate may decline in future periods as the size of our business grows and as we achieve higher market adoption rates. We may also experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers and riders using our platform, increasing competition in the market for transit software and tech-enabled services, a decline in the market for our platform, decline in available government funding, our failure to continue to capitalize on growth opportunities, increasing regulatory costs, and the maturation of our business, among others. We also expect that our business and industry will evolve in ways that may be difficult to predict. Our ability to continue to grow our revenue will depend on our ability to successfully adjust our strategy to meet changing market dynamics. If our revenue growth rate declines, even if overall revenue continues to increase, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected. Unforeseen or unpredictable factors, including adverse macroeconomic conditions, unforeseen operating expenses, or other complications or delays, may result in increased costs, cause us to generate less revenue than we anticipated from our existing customers, or make it difficult to generate revenue from new customers.
In addition, as we continue to expand our platform and product offerings, or experience greater adoption of our platform and product offerings, we have in the past and may continue in the future to experience variability in our revenue growth in certain markets we operate in. If we are unable to grow our revenue and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.
Because a significant portion of our business depends on contracting with government entities and other heavily regulated organizations, we face a number of challenges and risks unique to such business.
Contracts with state, local, and foreign governments and government agencies (including resellers to these entities) accounted for over 90% of our total revenues for each of the nine months ended September 30, 2025 and 2024. We believe that the success and growth of our business will continue to depend on our successful procurement of government contracts.
Sales to government agencies are subject to a number of challenges and risks. Our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities at the federal, state or local level, as well as by delays in the government budget process (including due to the federal government shutdown that began on October 1, 2025), program starts, or the award of contracts or orders under existing contracts in any jurisdiction in which we operate. U.S. government spending levels for transportation-related programs remain uncertain, and may not be sustained at the levels associated with government fiscal year 2025 to date. In addition, the Trump Administration has issued executive orders which, among other things, pause disbursement of funds appropriated through the Inflation Reduction Act and Infrastructure Investment and Jobs Act. Further, the Trump Administration has stated its intent to evaluate overall government spending, including in the transportation space. This and other actions taken in connection with government spending could adversely impact our business, results of operations, financial condition, and growth prospects. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from transit-related programs as a result of competing demands for federal funds or other factors. Abroad, we have several contracts in Germany which, if the German government or the agencies or entities with which we contract with took similar budgetary constraining measures, could negatively impact our business, financial condition, and results of operations.
Selling to government agencies involves a procurement process which can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense to craft a formal proposal that meets the detailed procurement requirements, without any assurance that these efforts will generate a sale. In addition, contracts with government agencies frequently contain terms including termination for convenience provisions, discretion for the government customer to suspend or delay performance, and government options for future periods of performance. Compliance with complex regulations and procurement rules across many jurisdictions can be expensive and consume significant resources. Because of the large number of jurisdictions in which we currently operate, it is a challenge to identify and ensure compliance with all local, state, federal, and foreign rules and regulations regarding public procurement. These rules can relate to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in private sector commercial contracts. These may include rights with respect to the accuracy of information provided to the government, contractor compliance with requirements to use disadvantaged business entities as subcontractors, compliance with requirements imposed by the Federal Transit Administration (“FTA”) on our customers, and other terms that are particular to government contracts.
In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Our business, financial condition, and results of operations may be adversely affected by certain events or activities, including, but not limited to:
•changes in fiscal or contracting policies or decreases in available government funding at the federal, state or local level, including those driven by changes in the political environment (e.g., a change in elected or appointed government officials, and any resulting uncertainty or changes in policy or priorities and funding);
•changes in the approach of government agencies towards on-demand public transportation;
•changes in government policy towards our industry or our company;
•failure to appropriately price our proposals based on limited information, resulting in either being disqualified for pricing too high or winning by bidding so low that our margins are impacted;
•appeals, disputes, or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our customers by the government;
•the adoption of new laws or regulations or changes to existing laws or regulations;
•budgetary constraints;
•difficulties in collecting payment for software and services provided to government agencies, including delays in the timing of payments;
•influence by, or competition from, third parties (including but not limited to competitors, existing service providers, or local labor unions) with respect to pending, new, or existing contracts with government customers; and
•potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health threats.
Public sector and heavily-regulated customers may have contractual, statutory, or regulatory rights to terminate current contracts with us for convenience or due to a default. If a contract is terminated for convenience, we may only be able to collect fees for services delivered prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative services or be precluded from doing further business with government entities.
Governmental entities routinely investigate and audit contractors for compliance with applicable government contracting requirements. If, as a result of an audit or review, it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, cost associated with the triggering of price reduction clauses, fines and suspensions, or debarment from future government business. In the event that we fail an audit or contribute to one of our customers failing an audit, we may suffer significant harm to our reputation in addition to potential debarment from other government business. In addition, state and local government entities may revise existing contract rules and regulations or adopt new contract rules and regulations during the term of a contract and may also face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Any of these changes, especially in North America and Germany where we generate the vast majority of our revenue, could impair our ability to obtain contracts with additional government customers or renew our current contracts with government customers.
Increases in the cost of fuel, vehicle supply and labor related to inflation or other operational factors could adversely affect our business, financial condition, and results of operations.
Factors such as inflation, increased fuel prices, increased labor costs, use of employed drivers as opposed to independent contractors, and increased vehicle, rental, or maintenance costs (including due to continued supply chain delays or tariffs) may increase the costs incurred by us, our customers and third-party service providers. Changes to patterns of lawful immigration to the United States may impact the available labor pool of drivers. Operational factors such as the continued impact of safety recalls, supply chain issues or lack of availability of vehicle models that are heavily represented in our operating fleet could cause us to incur additional operating expenses in replacing those vehicles on short notice in order to minimize service disruption, particularly where those vehicles are wheelchair accessible or Buy America compliant. Continued elevated levels of interest rates and inflation also create significant uncertainty around costs incurred by us, our customers and third-party service providers. Many of the factors affecting us, our customers, and third-party service providers are beyond the control of these parties. Further, these increased costs may cause our customers in the government sector to renegotiate contracts and potentially discontinue operations with us. Our third-party service providers may also seek to exercise option years based on historic pricing, renegotiate, or discontinue their contracts with us. These increased costs could adversely affect our business, financial condition, and results of operations.
Natural disasters, public health crises, economic downturns, government shutdowns or other unexpected geopolitical events could adversely affect our business, financial condition, and results of operations.
A significant natural disaster, such as an earthquake, wildfire, hurricane, tornado, flood, or significant power outage could disrupt our operations, mobile networks, the Internet, or the operations of our third-party technology providers. In addition, public health crises, including but not limited to another global pandemic, political crises, such as terrorist attacks, war (including but not limited to the continued war between Russia and Ukraine and the ongoing conflict in the Middle East) and other political instability or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism, or other disruption could result in decreased demand for our software or a delay in the provision of our platform, especially if the impact includes disruptions to public transit systems. These risks may be further increased if our disaster recovery plans prove to be inadequate.
The COVID-19 pandemic had a significant and unprecedented impact on global health, safety, and economic well-being. During the COVID-19 pandemic, many of our customers shut down or significantly reduced service as a result of decreased rider demand due to regulatory restrictions and public health guidance on limiting mobility. In addition, economic uncertainty led some of our customers to temporarily reduce or eliminate budgets for transit software. Certain of our customers delayed the launch of services, temporarily suspended services, or reduced the scope of services to account for decreased demand and diminished budgets. Another global pandemic of similar or greater magnitude could adversely impact our business.
Furthermore, if a virus or other disease is transmitted by human contact, drivers, passengers, and our employees may become infected, or may choose, or be advised, to avoid any contact with others, any of which may adversely affect our ability to provide our software and tech-enabled services. In addition, future restrictions would impact demand for public transportation services. Even if a virus or other disease does not spread significantly and restrictive measures are not implemented, the perceived risk of infection or significant health risk associated with using public transit may adversely affect our business.
We are subject to a wide range of laws and regulations, many of which are constantly evolving. Sudden regulatory change, or our failure to comply with such laws and regulations, including those promulgated by the U.S. DOT and FTA in the United States, state and local TNC and motor carrier laws, labor and employment laws, and the laws of other government authorities in other jurisdictions, may subject us to lawsuits, regulatory inquiries, and other proceedings that may result in monetary payments or otherwise adversely impact our reputation, business, and results of operations.
We are subject to a wide variety of laws, regulations, and standards in the United States and other jurisdictions governing issues such as the licensing of transportation network companies (“TNCs”) and motor carriers, for-hire vehicles and on-demand transit (also known as microtransit), paratransit, student transport, fixed-route buses, labor and employment, anti-discrimination, harassment and retaliation, accessibility, worker classification, screening and background checks, unionizing and collective action, arbitration agreements and class action waivers, workplace safety, personal injury, intellectual property, privacy, data security consumer protection, taxation, payments, and competition. We are also subject to rules and guidelines of the Department of Transportation (“U.S. DOT”) and FTA in the United States, as well as other government authorities in other jurisdictions. These laws, regulations, and standards are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. Our business, financial condition, and operations are reliant on our ability to remain in compliance with these rules across all jurisdictions in which we operate.
Certain of our state and local contracts contain requirements to subcontract a portion of services or allocate a percentage of revenue derived from the contract to disadvantaged business enterprises (“DBEs”). The Department of Transportation issued an Interim Final Rule on October 3, 2025 that makes changes to the administration of DBE requirements and programs on a federal level. While some customers have issued guidance on this issue, lack of clarity or conflicts with respect to our compliance obligations under federal, state and local law, could negatively impact our business, financial condition, and results of operations.

 We have been proactively working with state and local governments and regulatory bodies to ensure that our platform is widely available in the United States and abroad. Certain local and state laws governing microtransit have been, and may continue to be, drafted with the business models of certain service providers in mind, thus making them more challenging for us to comply with unless we adapt our business model or advocate for legislative reforms or exemptions. New laws and regulations, and changes to existing laws and regulations, continue to be adopted, implemented, and interpreted in response to our industry and related technologies. Certain jurisdictions and governmental entities may require us to obtain permits, pay fees or penalties or comply with certain other requirements. These jurisdictions and governmental entities may reject our applications for permits or deny renewals, delay our ability to operate, increase their fees, or charge new types of fees, any of which could adversely affect our business, financial condition, and results of operations. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
Our compliance systems and controls cannot guarantee that we comply fully with all applicable laws and regulations, and actions by regulatory authorities or changes in applicable laws and regulations in the jurisdictions in which we operate could have a material adverse effect on our business, results of operations, and financial condition.

The laws and regulations applicable to our business are complex, continually evolving, can be inconsistent or conflict with one another, and may increase the costs of regulatory compliance, limit or restrict the programs or services we provide, or subject our business to the possibility of regulatory actions or proceedings. In general, these laws and regulations are designed to benefit and protect customers and the general public, rather than us or our investors. In addition, the governmental authorities that regulate our activities and those of our counterparties and subcontractors have broad latitude to make, interpret, and enforce the laws and regulations that govern us and them. We also must follow various restrictions on certain aspects of our business put in place by certain state regulators. Our transportation services are subject to regulation under the laws of those jurisdictions where we are duly licensed to provide transportation services. In addition, we do not exercise management control over our counterparties or subcontractors who also provide services that are subject to regulation.

Any failure of compliance with these laws and regulations, as well as any changes to such laws and regulations or actions by regulatory authorities, could have a material adverse effect on our business, results of operations, and financial condition. We cannot assure that our compliance program, systems and controls will prevent any violations of any applicable laws and regulations. While we strive to remain fully compliant with applicable laws and regulations, we cannot guarantee that we will fully comply at all times with all laws and regulations.

We may fail to accurately predict the rate of customer contract renewals or the long-term revenue from our customer contracts.
Our customers have no obligation to renew their contracts after the expiration of the initial or current term, and our customers, if they choose to renew at all, may renew for a decreased level of service (whether measured by number of vehicles or vehicle hours) or with less favorable pricing or other terms. Further, certain of our public sector customers are obligated to issue Requests for Procurement (“RFPs”). We may be forced to resubmit bids to continue working with such customers, and we cannot ensure that we will be able to win the RFP. Due to our limited operating history in certain transportation verticals, we have limited historical data with respect to rates of customer renewals in those verticals and cannot be certain of anticipated renewal and revenue retention rates. Our contract renewal rates and Net Revenue Retention Rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform, rider demand in a geographic area, pricing, or the ability of our customers to maintain their current spending or funding levels. If our customers do not renew their agreements for similar levels of service and on similar pricing terms, our revenue and Net Revenue Retention Rate may decline. Additionally, as the market for our software continues to develop, we may be unable to attract new customers based on the same business model that we have used historically. Moreover, large or influential customers may demand more favorable pricing or other contract terms from us. As a result, we may in the future be required to change our pricing model, reduce our prices, or accept other unfavorable contract terms, any of which could adversely affect our business, financial condition, and results of operations.
If our customers fail to cost-effectively attract new riders or increase utilization by existing riders, our business, financial condition, and results of operations could be adversely affected.
While increasing ridership may not necessarily be the primary goal of our customers (compared to improving accessibility, for example) or the main driver of our revenue, ridership remains an important metric for our customers to evaluate the success of a deployment. Our ability to support our customers either indirectly (by providing advice on effective rider acquisition, retention, and growth of ridership) or directly (by managing the rider acquisition and marketing efforts), while doing so in a cost-efficient manner in deployments where we provide such services, are both key to the success of our business. If we fail to provide such services, or if our customers are unsatisfied with our level of service, it could have an impact on our ability to retain and attract new customers, which would in turn adversely affect our business, financial condition, and results of operations.
If we fail to effectively price our bids for competitive procurements, our business, financial condition, and results of operations could be adversely affected.
A substantial amount of our revenue is derived from selling our platform through large government contracts, which involve competitive bidding in response to RFPs. Although we try to accurately price our bids during the RFP process, we may underestimate or overestimate costs related to maintaining our software, supporting our customers or procuring certain enabling services such as managed driver services, customer support, insurance, marketing, service optimization, advertising, and vehicles (including autonomous or electric vehicles). If we overestimate these costs, we may not be awarded the contract as the lowest priced responsive bidder but may still expend significant time and resources on the RFP process. If we underestimate these costs, we may be awarded the contract but could fall short of our profitability goals and face potential cost overruns. Further, if we are unable to support a customer at the service level to which we committed, our reputation will suffer and we may be forced to pay liquidated damages or provide service credits under our agreements with our customers. This may lead to a failure of the customer to renew their contract, and could adversely affect our business, financial condition, and results of operations.
In addition, we may price our initial bid for procurement at a level that we do not expect to meet our profitability goals in the near term with the expectation that either our relationship with the customer will grow and become more profitable over time or that the contract will generate value in other ways, including but not limited to creating new contract opportunities in the region, expanding into new transportation verticals, and creating case studies to illustrate the benefit of our platform. Certain competitors have in the past, and many in the future, submit bids to provide their services for a nominal amount, and have therefore been awarded contracts following competitive RFP processes. If this practice continues or becomes widespread, it could reduce our ability to effectively compete in key markets or, alternatively, reduce the market price for our services. If we misprice our contracts or misestimate the value of our contracts, it could adversely affect our business, financial condition, and results of operations.
If we are unable to manage the risks presented by our international operations, our business, financial condition, and results of operations may be adversely impacted.
We had 713 customers in more than 30 countries as of September 30, 2025. Revenues from customers in the United States, however, comprised 71% and 65% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively, while revenues from Europe accounted for 27% and 32% of our total revenues, respectively, a majority of which were earned in Germany, over the same period. We have limited experience conducting our business in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international presence and compete with local competitors.
Conducting our business internationally, particularly in countries in which we have limited experience, subjects us to risks that we do not face to the same degree in the United States. These risks include, among others:
•operational and compliance challenges caused by distance, language, and cultural differences;
•the accurate localization of our platform, which may require the translation of our platform into foreign languages and the adaptation of our operations to local practices, laws and regulations, and any changes in such practices, laws, and regulations;

•laws and regulations more restrictive than those in the United States, including laws governing competition, pricing, payment methods, Internet activities, transportation services (such as taxis, buses, and vehicles for hire), TNC laws, motor carrier laws or their equivalent, payment processing and payment gateways, taxes and social security laws, employment and labor laws, driver screening and background checks, licensing regulations, email messaging, privacy, location services, collection, use, processing or sharing of personal information, ownership of intellectual property, and other activities important to our business;
•competition with companies or other services (such as taxis, vehicles for hire, on-demand transit or legacy public transit systems) that understand local markets better than we do, have pre-existing relationships with potential passengers in those markets, or are favored by government or regulatory authorities in those markets;
•differing levels of social acceptance of our brand and platform;
•differing levels of technological compatibility with our software;
•exposure to business cultures in which improper business practices may be prevalent;
•legal uncertainty regarding our liability for the actions of passengers and third parties, including uncertainty resulting from unique local laws or a lack of clear legal precedent;
•difficulties in managing, growing, and staffing international operations, including in countries in which employees may become part of labor unions, employee representative bodies, or collective bargaining agreements and challenges relating to work stoppages or slowdowns;
•fluctuations in currency exchange rates;
•adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings and cash;
•increased financial accounting and reporting burdens and complexities associated with implementing and maintaining adequate internal controls;
•difficulties in implementing and maintaining the financial systems and processes needed to enable compliance across multiple transportation verticals and jurisdictions;
•import and export restrictions, tariffs, trade and economic sanctions and counter-sanctions, and other changes in trade regulation;
•political, social, and economic instability abroad, war, terrorist attacks, and security concerns in general and societal crime conditions that can directly impact passengers; and
•reduced or varied protection for intellectual property rights in some markets.
These and other risks could adversely affect our international operations and any goals for expansion, which could in turn adversely affect our business, financial condition, and results of operations.
We have large contracts with some of our customers and may continue to grow such contracts and win large contracts with new customers. The loss of one or more of such large customers could slow the growth rate of our revenues or cause our revenues to decline.
While our revenues are diversely distributed across our customers, the loss of one or more of our large customers, or a failure of one or more of them to renew or expand their contracts over time, could have a significant impact on the growth rate of our revenues. Any such loss of revenue might also impact our reputation and our ability to obtain new customers. We are also likely to face increasing purchasing scrutiny during the renewal process with our large customers, as these contracts often have to be rebid in competitive public procurements, which may result in decreased contract size or scope or increased pricing pressure.
We may encounter implementation challenges, including in ensuring customers are trained and prepared to utilize our software.
We may face unexpected challenges related to the complexity of our customers’ implementation and configuration requirements. Implementation of our platform may be delayed or expenses may increase when customers have unexpected data, software or technology challenges, unanticipated business requirements, or additional technology specifications, which could adversely affect our relationship with customers and our operating results. In addition, we may offer as part of our competitive procurement process to provide certain software features that we have not yet fully developed or implemented, and we may fail to develop or implement those features prior to commencement of the customer’s operations.
Project delays may result in recognizing revenue later than expected and higher expenses. Additionally, because we do not fully control our customers’ implementation schedules, if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties impacting our ability to launch, the overall customer experience could be adversely affected. We rely on existing customers to act as references for prospective customers, and difficulties in implementation and configuration could therefore adversely affect our ability to attract new customers. Further, we may at times face implementation issues after failing to properly understand a customer’s business needs, leading us to delay implementation and potentially incur the costs of such delays. Any difficulties or delays in implementation processes could cause existing and future customers to delay or forgo use of our platform, which could adversely affect our business, financial condition, and results of operations.
Our industry is highly competitive and we face pressure from existing and new companies. If we are unable to compete effectively in our industry, our business, results of operations, and financial prospects may be adversely impacted.
The market for software in the United States and internationally is intensely competitive and characterized by rapid changes in technology. Although we believe that we have successfully positioned Via as the category leader for transit software and tech-enabled services based on the comprehensiveness of our solutions and the number and scale of our deployments worldwide, we expect competition to continue, both from current competitors and new entrants. If we are unable to anticipate or react to these competitive challenges, our competitive position could weaken or fail to improve, and we could experience a decline in revenue or growth stagnation that could adversely affect our business, financial condition, and results of operations.
We face competition from a variety of businesses, including legacy software providers (such as Constellation Software, Tyler Technologies, Giro (Hastus), and Ecolane), large technology and mobility companies (such as Siemens Mobility, Mobileye (Moovit), Uber, Lyft, and Verizon), transit operators (such as Deutsche Bahn, Transdev, and MV Transit), auto manufacturers that offer mobility solutions (such as Volkswagen (MOIA)), and smaller start-ups (such as RideCo, Spare Labs, Optibus, and The Routing Company).
Certain of our competitors have greater financial, technical, marketing, research and development, and other resources than we do. They may be able to devote greater resources to the development, promotion, and sale of their offerings and offer lower prices than we can offer, which could adversely affect our results of operations. Further, they may have greater resources to deploy towards the research, development, and commercialization of new technologies, including autonomous vehicle technology and electric vehicle technology, or they may have other financial, technical, or resource advantages. These factors may allow our competitors to respond more quickly to new and emerging technologies and trends. Our current and potential competitors may also establish cooperative or strategic relationships among themselves or with third parties that may further enhance their resources and offerings.
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:
•the utility, ease of use, performance, and reliability of our platform;
•the cost of our software;
•our ability to develop new or upgraded software features, including AI-based features and upgrades thereto;
•our ability to establish and maintain relationships with customers;
•our ability to develop, source, deploy, maintain, and ensure utilization of our platform;
•changes mandated by, or that we elect to make, to address, legislation, regulatory authorities or litigation, including settlements, judgments, injunctions, and consent decrees;
•our ability to continue to enforce our intellectual property rights in different markets;
•our ability to attract, retain, and motivate talented employees;

•our ability to raise additional capital; and
•acquisitions or consolidation within our industry.
If we are unable to compete successfully, our business, financial condition, and results of operations could be adversely affected.
We have a limited operating history with respect to certain of our transportation verticals and are still building out certain of our software applications and features.
We have a limited operating history with respect to certain transportation verticals and tech-enabled services. We signed our first public-sector microtransit contract in 2017 and, in the period since then, we began offering paratransit, school transport, fixed-route and non-emergency medical transport (“NEMT”), acquired Remix’s cloud-based planning software and acquired Citymapper’s consumer-facing journey planning solution. We have invested in enhancing our foundational systems as we have scaled our business but continue to develop and enhance these systems. This work subjects us to various costs and risks, including increased capital expenditures, additional administration and operating expenses, potential disruption of our internal control structure, difficulty acquiring and retaining sufficiently skilled personnel, demands on management time, the introduction of errors or vulnerabilities and other risks, and costs of delays or difficulties in transitioning to or integrating new systems into our foundational systems. There can be no assurance that we will succeed in developing our capabilities in each of these areas, or that a desirable return on investment will be achieved on the investments made in these areas. A failure to successfully execute on the development of our foundational systems would adversely affect our business, financial condition, and results of operations.
If we are unable to successfully develop and deploy new software and technology applications and features for our platform (including those incorporating the latest advances in AI and updating those features timely), we may fail to retain and attract customers and our business, financial condition, and results of operations could be adversely affected.
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our platform and to introduce new software applications and features. To grow our business and remain competitive, we must continue to enhance our software with features that reflect the constantly evolving nature of automation and AI technology and our customers’ evolving needs. The success of new software features depends on several factors including, but not limited to: our anticipation of market changes and demands, cost effectiveness in our research and development efforts, and the proliferation of new technologies that are able to compete at lower prices, more efficiently or more conveniently. In addition, because our software is designed to operate with a variety of systems, applications, data, and devices, we will need to continuously modify and enhance our software and algorithms to keep pace with changes in such systems. We may not be successful in developing these software configurations. Furthermore, the addition of new software features will increase our research and development expenses. Any new software features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict adoption by customers of new software features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties and successfully develop new software features, enhance our software, or otherwise overcome technological challenges and competing technologies, our business, financial condition, and results of operations could be adversely affected.
We also must continually adapt to assist our customers in deploying our software in accordance with their specific requirements. If we cannot introduce new software features or enhance our existing software and enable customers to configure our software in a way that suits their needs, we may not be able to attract new customers, renew our contracts with existing customers, and expand their use of our software, which are important for the future of our business.
We have incorporated and may continue to incorporate traditional AI, ML and generative AI solutions into our platform, services, and products, including those based on large language models, and these applications may become more important to our operations or to our future growth over time. To the extent that our products incorporate AI, we may need to update those features more frequently to keep up with the speed of advancement in AI-related technologies. We may use AI solutions to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI or at all. We may also fail to properly implement or market our tech-enabled services that incorporate AI. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations.

Our sales efforts involve considerable time and expense and our sales cycle can be long and unpredictable.
Our sales process involves educating prospective customers about the benefits and technical capabilities of our software. Many of our prospective customers are municipalities and other governmental entities, which may be required to conduct a thorough procurement process involving a detailed review of competitive bids. If we are not able to effectively expand our sales capabilities to meet the needs of our customers, it could harm our ability to increase our customer base. Where possible, we make use of alternative procurement channels (such as piggybacking, cooperative purchasing and sole sourcing), but we may not be able to continue to expand sales through these channels as quickly as anticipated, due to customer reluctance or regulatory change. For example, it may take nine to eleven months from opportunity creation to contract execution and some solutions can be implemented within minutes while others may require two to three months from contract execution to go-live generally due to complexity of change management, community communications and scope of services. We may spend substantial time, effort, and money on our sales and marketing efforts without any assurance that our efforts will result in a new contract or renewal. As a result of these factors, we may face greater costs, longer sales cycles, and less predictability.
Our continuously evolving business makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
Our business has significantly evolved since we first launched the Via platform for software and tech-enabled services. We have added transportation verticals like paratransit, school transport, fixed-route and data and analytics offerings, along with our standard software and tech-enabled services. We operate using different labor models and under different licenses and regulatory frameworks, depending on the features of the service offered and the needs of our customers. Currently, we operate with independent contractor driver partners in some locations and with employed drivers in other locations. When we operate with independent contractor drivers, we typically are licensed as a TNC. However, where we operate with employed drivers, use larger vehicles, and/or operate safety-sensitive transportation verticals like paratransit or fixed route, we are typically licensed as a motor carrier or under a more traditional regulatory framework for public transit services. In the future, we may continue to change our range of products and services to better meet the needs of our customers. We may also explore new contract structures, labor models and pricing methodologies, which may subject us to new regulatory frameworks. Our evolving business and relatively limited operating history with respect to certain of our products and services make it difficult to evaluate our future prospects and the risks and challenges we may encounter, including risks and challenges related to our ability to:
•forecast our revenue and budget for and manage our expenses and cash flows;
•comply with existing and new laws and regulations applicable to our business;
•plan for and manage capital expenditures;
•anticipate and respond to changes in macroeconomic conditions in the markets in which we operate;
•maintain and enhance the value of our reputation and brand;
•effectively manage our growth;
•successfully expand our geographic reach;
•hire, integrate, and retain talented people at all levels of our organization;
•successfully develop new applications for our software;
•support our customers in their efforts to secure continued sources of public funding for our products and services;
•initiate, retain, and grow our relationships with customers; and
•attract and retain drivers and passengers in a cost-effective manner.
If we fail to address the risks and challenges that we face, including those listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations could be adversely affected. Further, because we have limited historical financial data with respect to certain of our products and services and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries and verticals. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks and challenges successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected.
Geopolitical conditions in Israel may adversely affect our engineering operations and our research and development efforts, which could lead to a decrease in revenues.
Following the October 7, 2023 attacks by Hamas terrorists in Israel’s southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah, a terrorist organization based in Lebanon, Syria and Iran, both directly and through proxies. Although a ceasefire between Israel and Hamas took effect on October 10, 2025, there is no assurance that this agreement will be upheld. Military activity and hostilities continue to exist at varying levels of intensity, and the situation in the Middle East remains volatile, with the potential for escalation into a broader regional conflict.
We are a U.S. company with two wholly-owned Israeli subsidiaries, Via Transportation Technologies Ltd, and Via Mobility Israel, Ltd. Our Chairman and Chief Executive Officer is originally from Israel and we have over 250 employees in Israel, mostly located in Tel Aviv, who primarily support the engineering, research and development and product development functions.
In connection with the war, several hundred thousand Israeli military reservists were drafted to perform immediate military service, and military reservists are expected to perform long reserve duty service in the coming years. Since the conflict began on October 7, 2023, certain employees in Israel have been called to active military duty and may be called again in the future. . The absence of our employees, including those who serve in critical roles for us, due to their military service in the current or future wars or other armed conflicts, may materially and adversely affect our ability to conduct our operations. Further, the war has included and may continue to include various methods of armed attacks that have already caused and may cause further damage to private and public facilities, infrastructure, utilities, and telecommunication networks. This may require the temporary closure of our offices or facilities or affect our employees’ ability to work, negatively impacting our ability to conduct business efficiently, thereby leading to increased costs associated with alternative solutions or contingency measures. Such attacks may also pose risks to the safety and effectiveness of our workforce and impair our ability to maintain business continuity, which would likely result in substantial direct and indirect costs that may not be recoverable from our commercial insurance.
Although we continue to monitor the situation closely, to date our operations in Israel have continued without material interruption. In 2024, we did not generate any revenue from sales to customers in Israel, and as of the date of this Quarterly Report on Form 10-Q, the vast majority of our employees are located outside of Israel. This is a rapidly changing situation, and we cannot predict how events will develop over the coming months. There can be no assurance that a resumption of the war will not have an adverse effect on our ongoing development efforts, our business and our operating results.
We have regular interactions with governmental officials in the ordinary course of business and are subject to anti-corruption laws and other anti-bribery and anti-kickback laws and regulations.
We are subject to anti-corruption, anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, sections of the German Criminal Code that prohibit bribery and granting of benefits to public officials (i.e., “Vorteilsgewährung", Section 333 GCC and “Bestechung”, Section 334 GCC) and other anti-corruption, anti-bribery, lobbying, and anti-money laundering laws in the countries in which we do business. These laws generally prohibit us and our employees from improperly influencing government officials in order to obtain or retain business, direct business to any person, or gain any improper advantage. Over 90% of our business is derived from government contracts and we have regular contact with governmental officials as our customers and to obtain permits and licenses to operate our business. While the U.S. Department of Justice has recently resumed FCPA enforcement with a renewed focus on organizations with ties to terrorism, organized crime or cartels, health care fraud, and/or foreign corporations whose corrupt actions harm the interests of domestic corporations, the federal government may expand or shift the focus of FCPA enforcement activity in the future. DOJ’s recent guidelines have no effect on the enforcement of anti-corruption laws in the foreign jurisdictions in which we operate, nor on U.S. state and local anti-corruption laws. Furthermore, many of our governmental contracts contain explicit prohibitions on bribery of governmental officials. The FCPA and other applicable anti-bribery and anti-corruption laws also expose us to liability for the acts of corruption and bribery committed by our third-party business partners, representatives, and agents who may act on our behalf, even if we do not explicitly authorize such activities.

U.S. public companies are required to maintain books and records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. While we have policies and procedures in place to address compliance with the FCPA, the U.K. Bribery Act 2010, and other applicable anti-bribery and anti-corruption laws and regularly train our employees in this area, we cannot assure you that our employees, third-party business partners, representatives, and agents will not take actions in violation of our policies or applicable law. Any violation of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, legal fees and fines, loss of export privileges, criminal or civil sanctions or suspension or debarment from government contracts, diversion of management’s attention and other adverse consequences to our business that could adversely affect our business, financial condition, and results of operations.
Our platform enables transportation that serves vulnerable or specialized populations (including paratransit, NEMT, and school transport), which may expose us to increased regulatory requirements, increased regulatory scrutiny, and increased liability. Any actual or perceived failure by us or our customers to comply with such regulatory requirements could adversely affect our business, financial condition, and results of operations.
Transportation operations serving vulnerable or specialized populations may be subject to additional regulatory requirements beyond those listed above. For example, there are federal, state, and local laws governing the collection and use of student data or data from children, such as the Family Educational Rights and Privacy Act and Children’s Online Privacy Act (“COPPA”). When we provide our software for school transport, we must ensure compliance with all relevant laws covering student data and are subject to the heightened reputational risks associated with a data breach involving student data.
In addition, when we provide our software and tech-enabled services for paratransit or NEMT, we may receive sensitive medical information, which may subject us to the Health Insurance Portability and Accountability Act (“HIPAA”) or other similar laws. We may also have to comply with additional licensing requirements and regulatory obligations, such as those set forth in the Americans with Disabilities Act (“ADA”). Ensuring compliance with these regulations may be costly. If we fail to comply, we could face fines or debarment from further contracts.
Furthermore, any incident that arises during a paratransit or school transport operation may cause us to face significant reputational harm in connection with an accident, injury, allegation of abuse, or other incident involving vulnerable members of the population if our name is in any way associated with the service.
We are subject to laws and regulations related to compliance with trade and economic sanctions that could impair our ability to compete in international markets in which our products and services may not be sold or subject us to liability if we violate these laws and regulations.
As we grow our international presence and as other global factors develop, we are increasingly exposed to trade and economic sanctions and other trade-related restrictions, including but not limited to tariffs imposed by the United States, the European Union and other governments and organizations. Tariffs imposed on the auto industry could make it more expensive or more difficult to procure the specific types of vehicles necessary for our services, especially where we use larger vans, paratransit or wheelchair accessible vehicles. Where we are subject to Buy America requirements, tariffs on foreign vehicles could lead to limited availability of compliant vehicles domestically. Retaliatory tariffs imposed by foreign governments could make it less competitive for us to sell our products (including software) internationally. The U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the United Nations Security Council and other relevant government authorities generally prohibit the sale of products or provision of services to countries, governments, and persons targeted by sanctions. While we take precautions and have procedures in place to prevent our products and services from being sold in violation of these laws and regulations, we cannot guarantee that the precautions we take will prevent all violations by us, our employees and representatives acting on our behalf.
Violations of sanctions or export controls may expose us to significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Any such violation could materially adversely affect our reputation, business, results of operations and financial condition.
Our business may be affected by sanctions and export controls targeting Russia.
Following Russia’s invasion of Ukraine in 2022, the U.S. and U.K. governments and the European Union, among other jurisdictions, introduced various packages of sanctions and export controls targeting Russia and various Russian entities and individuals. Any deterioration in the current geopolitical climate could see further changes in sanctions laws and regulations, which could lead to increased operational costs or resourcing being required across the business to address such matters. Given changes to sanctions laws can be implemented with little to no notice, we are required to react quickly to any developments. This could include, for example, blocking accounts or freezing shares, with the assistance of our transfer agent. In the event that we take any such steps, the subjects may allege that they have suffered loss and seek to assert claims against us, which could negatively impact our financial condition.
We and our transfer agent have in the past, and may in the future, identify that shares in the Company are owned or controlled by entities which are associated with individuals or entities that are subject to or targeted by sanctions imposed by, amongst others, the United Kingdom, the European Union and the United States. As a result of such determination, we and our transfer agent have currently blocked the shares of two stockholders who each hold less than 1% of the fully diluted shares of the Company. These stockholders cannot directly buy or sell our securities, receive dividends or vote their shares. In addition, one of these stockholders is subject to sanctions imposed by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) (as well as the EU and the U.K.) and we regularly file corresponding blocked property reports with OFAC. Although we take steps designed to ensure compliance with applicable sanctions and export control laws and regulations, such steps involve additional costs and detailed analysis and we may fall short of ensuring compliance with these regulatory requirements. Any violations of applicable sanctions and export controls laws or regulations may expose us to significant penalties and materially adversely affect our reputation, business, results of operations and financial condition.
We may expand our platform and pursue initiatives, including electric vehicle partnerships, autonomous vehicle partnerships, logistics, and advertising, which may not be successful.
We have invested, and plan to continue to invest, in partnerships with autonomous vehicle and electric vehicle providers for potential deployments, including but not limited to the partnership with Waymo, announced on September 18, 2025. Autonomous driving is still a novel concept in the transit space and it involves a complex set of technologies and subjects us to increased litigation and regulatory risks. In order to gain acceptance, the reliability of autonomous vehicle technology must continue to advance. As we further pursue those types of deployments in various cities around the country and across the world, we may face implementation challenges and regulatory hurdles, which may adversely affect our business, reputation, brand, financial condition, and results of operations. There can be no assurance that these efforts will result in a successful deployment or that the market for these new services and initiatives will grow to the level we expect, and even if it does, that we will be able to execute on our business strategy or that our deployments will be successful.
In addition, autonomous vehicle technologies involve significant risks and liabilities. Collisions, including fatal collisions, have happened. Failures of autonomous vehicle technologies that we may offer on our platform, or crashes involving autonomous vehicles using the technology of our partners, could generate substantial liability for us, increase our insurance costs, create negative publicity or result in regulatory scrutiny, all of which would have an adverse effect on our reputation, brand, business, prospects, and operating results.
Federal and state government regulations specifically designed to govern autonomous vehicle operation, testing and/or manufacture are developing. If regulations of this nature are implemented, we may not be able to offer autonomous vehicle technologies on our platform in the manner we expect, or at all. Further, if we or parties with which we partner to offer autonomous vehicle technologies are unable to comply with existing or new regulations or laws applicable to autonomous vehicles, we and our partners could become subject to substantial fines or penalties.
Further, autonomous vehicle technologies are highly technical and complex and have in the past and may in the future experience defects, errors or bugs at various stages of implementation. In the event of such defect, error or bug, we may incur significant additional development costs, repair or replacement costs, insurance claims activity or uninsured losses, or liability for personal injury or property damage caused by such errors or defects.
If we are unable to make strategic acquisitions and investments or successfully integrate them into our business, our business, financial condition, and results of operations could be adversely affected.
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services, and other assets as well as strategic investments that complement our business. For example, in March 2021, we acquired Remix, a leading cloud-based transit planning software company focused on planning public transit, managing bus networks, and designing safe streets, and in 2023, we acquired Citymapper, a leading provider of a consumer-facing journey planning Mobility-as-a-Service (“MaaS”) app. As part of our corporate development process, we continue to evaluate potential acquisition opportunities. There is no assurance that any businesses we acquire will be successfully integrated into our business or generate substantial revenue.

Acquisitions involve numerous risks, any of which could harm our business and negatively affect our business, financial condition, and results of operations, including:
•intense competition for suitable acquisition targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;
•failure or material delay in closing a transaction;
•transaction-related lawsuits or claims;
•difficulties in integrating the technologies, operations, existing contracts, and personnel of an acquired company;
•difficulties in retaining key employees, customers, or business partners of an acquired company;
•challenges with integrating the brand identity of an acquired company with our own;
•diversion of financial and management resources from existing operations or alternative acquisition opportunities;
•failure to realize the anticipated benefits or synergies of a transaction;
•failure to identify the problems, liabilities, or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, litigation, revenue recognition or other accounting practices, or employee or user issues;
•risks that regulatory bodies may enact new laws or promulgate new regulations that are adverse to an acquired company or business;
•risks that regulatory bodies do not approve our acquisitions or business combinations or delay such approvals;
•theft of our trade secrets or confidential information that we share with potential acquisition candidates;
•risk that an acquired company or investment cannibalizes a portion of our existing business; and
•adverse market reaction to an acquisition.
If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, enabling services, and other assets and strategic investments, or if we fail to successfully integrate such acquisitions or investments, our business, financial condition, and results of operations could be adversely affected.
We could be subject to claims from passengers, drivers or third parties that are harmed while our software is in use, which could adversely affect our business, reputation, brand, financial condition, and results of operations.
We are regularly subject to claims, lawsuits, investigations, and other legal proceedings relating to injuries to, or deaths of, passengers, drivers, or third parties that are attributed to us, including claims alleging that we are directly or vicariously liable for the illegal or improper acts of drivers or passengers.
We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including expediency, protection of our reputation, and to prevent the uncertainty of litigating. We expect that such expenses will continue to increase as our business grows and we face increasing public scrutiny. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any passengers, drivers or other third parties could result in negative publicity and harm to our brand, reputation, business, financial condition, and results of operations. Our insurance policies and programs may not provide sufficient coverage to adequately mitigate the potential liability we face, especially where any one incident, or a group of incidents, could cause disproportionate harm, and we may have to pay high premiums or take on high self-insured retentions for our coverage. If we experience a higher than normal rate of accidents, the cost of our insurance may increase.
Where we rely on third-party background check providers, such as Checkr, to screen potential drivers, if such providers fail to provide accurate information, our business, financial condition, and results of operations could be adversely affected. At the same time, if our background checks are too restrictive and inadvertently prevent otherwise qualified drivers from using our platform, or if we are unable to implement and communicate these measures fairly and transparently, our business could be negatively impacted. As we expand our customer base to include paratransit, NEMT, and school transport, we may be subject to an increasing number of claims, lawsuits, investigations, or other legal proceedings related to injuries to, or deaths of, passengers utilizing these services. Transporting vulnerable individuals, such as sick patients, elderly people, persons with disabilities, and children, carries higher than normal risk of serious injury and death, and any issues in the transportation of vulnerable individuals may receive increased media attention and result in increased harm to our brand and reputation.
We often rely on third-party providers for customer support, and any difficulties in these arrangements could adversely impact our business, financial condition, and results of operations.
We often rely on third-party service providers in locations including Spain, El Salvador, South Africa and the Philippines for customer support services for passengers and drivers. We cannot control all of the factors that might affect the quality and fulfillment of these customer support services, including (i) lack of day-to-day control over the activities of third-party service providers, (ii) that such third-party service providers may not fulfill their obligations to us or our customers or may otherwise fail to meet expectations, (iii) that such service providers may engage in fraudulent activity or increase our vulnerability to cyber-attacks, (iv) that such service providers may experience outages that impact our quality of service, due to their own third-party dependencies; and (v) that such third-party service providers may terminate their arrangements with us on limited or no notice or may change the terms of these arrangements in a manner unfavorable to us for reasons outside of our control. Such providers also are subject to state, federal, foreign and other regulations and any failure by such third-party service providers to comply with applicable legal requirements could cause us financial or reputational harm.
Our revenue and results of operations are partially dependent on the actions of these third-party service providers. If one or more of these third-party service providers cease to provide customer support services to our customers, or are no longer able to provide them on competitive terms, and we are unable to find a suitable replacement provider of customer support services, it could have a material adverse effect on our business, revenue, and results of operations. In addition, disagreements with such third-party service providers could require or result in costly and time-consuming litigation or arbitration.
We rely on third-party insurance policies, self-insured retentions, and deductibles to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition, and results of operations.
We bear significant financial risk below the self-insured retention amounts and above the limits of our insurance policies with respect to auto-related incidents (including bodily injury, property damage, abuse and molestation and uninsured and underinsured motorist liability) in connection with deployments where our tech-enabled services include fleet management and driver operations. We may increase our self-insured retention amounts and retain more risk over time, including but not limited to retaining risk in a captive insurance structure.
To comply with certain state insurance regulatory requirements for auto-related risks and to help manage our risk overall, we procure a number of third-party insurance policies which provide the required coverage in such states. We also procure third-party insurance policies to cover various operations-related risks including employment practices liability, workers’ compensation, business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability, and general business liabilities. For certain types of operations-related risks or future risks related to potential new services (such as autonomous vehicles), we may not be able to, or may choose not to, acquire insurance. While we continuously re-evaluate the structure and limits of our insurance program, we may make incorrect predictions about the risk that we face and retain more or less risk than would have been financially optimal in hindsight. We may not obtain enough insurance to adequately mitigate such vehicle and driver-related risks, risks related to contractual indemnity obligations or risks related to our new and evolving transportation verticals. We may also have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain. This may make it harder to procure insurance at a competitive rate and may negatively impact our ability to attractively price and win competitive procurements. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any claims that we make.
Insurance providers have raised premiums and deductibles for many businesses in the mobility and transit operations sectors and may do so in the future. Further, our paratransit, school transport and NEMT services may carry a higher risk of accident-related claims, and our insurance policies for those specific businesses may not be sufficient, subjecting us to additional expenditures. Similarly, our fixed-route and network operations may require a different insurance structure with higher limits to sufficiently insure for the risk of operating larger vehicles with a greater number of passengers. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if (i) cost per claim, premiums, or the number of claims significantly exceeds our historical experience and coverage limits, (ii) legacy claims and loss history develop on a more negative trajectory than predicted and reserved for, (iii) we experience a claim in excess of our coverage limits, (iv) our insurance providers fail to pay on our insurance claims, (v) we experience a claim for which coverage is not provided or which exceeds our policy limits, or (vi) the number of claims under our deductibles or self-insured retentions differs from historic averages.
Our workforce and operations have grown substantially since inception and we expect that they will continue to do so using different labor models. If we are unable to effectively manage that growth, our reputation and brand, business, financial condition, and results of operations will be adversely affected.
Since our founding, we have experienced rapid growth in our employee headcount, customer count, geographic reach, and scale of our operations, and we expect to continue to experience growth in the future. Additionally, we utilize employed drivers in certain markets as well as independent contractors and temporary personnel to supplement our workforce. We have works councils, statutory employee representation obligations, and union agreements in the United States and in certain countries outside the United States. Employee growth has occurred both at our New York headquarters and in a number of our offices across the United States and internationally. This growth has placed, and may continue to place, substantial demands on our management and operational and financial infrastructure.
In certain deployments where we employ drivers and local operational employees as part of our workforce, including in Sioux Falls, South Dakota, San Francisco and Los Angeles, California, and Mobile, Alabama, those employees have unionized and are party to collective bargaining agreements. While we work cooperatively with unions including the ATU, the Teamsters, and SMART, respectively, in these locations, managing a unionized workforce is subject to certain challenges. If more employed drivers in our deployments, or employed drivers in new deployments, seek to unionize, or if our current unionized workforce believes that we are not honoring obligations under our collective bargaining agreements, we could face strikes and work stoppages, picketing, work slowdowns, filing of grievances, arbitration demands, filing of unfair labor practices charges with the National Labor Relations Board (the “NLRB”) and additional labor-related litigation. Any of the foregoing may require us to incur additional costs related to wages and benefits and may lead to inefficiencies in operations, unanticipated costs in sourcing temporary or third-party labor, legal fees, and interference with customer relationships. In addition, unionization of driver employees could result in delayed adoption of new technology, added costs in the form of driver pay or benefits, and actual or perceived declines in rider safety related to union requirements to prioritize seniority over driver performance standards. Further, negotiations of our collective bargaining agreements may be time-consuming and could result in higher ongoing labor costs.
We have made, and intend to continue to make, substantial investments in our platform, customer service, and sales and marketing infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop, and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel. Additionally, if we do not manage the growth of our business and operations effectively, the quality of our software and the efficiency of our operations could suffer, which could adversely affect our reputation and brand, business, financial condition, and results of operations.
Our business depends on hiring and retaining high-quality personnel, and attrition or an inability to continue hiring high-quality personnel, or unsuccessful succession planning could adversely affect our business, financial condition, and results of operations.
Our future success will depend in part on the continued service of our senior management team (including our Chairman and Chief Executive Officer, Daniel Ramot), as well as key technical employees and other highly skilled employees, and on our ability to continue to identify, hire, develop, motivate, and retain talented employees. All of our employees, including our Chairman and Chief Executive Officer and other members of the senior management team, work for us on an at-will basis, and there is no assurance that they will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute its plans and strategies, our business, financial condition, and results of operations could be adversely affected.

We face intense competition for highly skilled employees, especially in New York, San Francisco, London and Tel Aviv, where we have a substantial presence and need for highly skilled employees. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors. If the perceived value of our equity awards declines for this or other reasons, it may adversely affect our ability to attract and retain highly qualified employees. Many of our employees have received significant proceeds from sales of our equity in the public markets following the Company’s public offering, and they may receive further proceeds from sales of our equity following the conclusion of the lock-up period, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity and engagement could suffer, which could adversely affect our business, financial condition, and results of operations.
Although most of our employees world-wide work full-time or part-time in the office and all of our offices are open for in-person work, which we encourage as a model for team collaboration, certain of our employees continue to work remotely and employees in the future may request to do so. It is possible that any long-term hybrid or remote work arrangements could have a negative impact on our ability to recruit, train, manage, and retain employees, our operations, our information, data security and cybersecurity; consumer privacy and the risk of fraud, the execution of our business plans, our ability to maintain and strengthen our company culture and the productivity and availability of key personnel and other employees necessary to conduct our business, or could otherwise cause operational failures due to changes in our normal business practices.
Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business, financial condition, and results of operations could be harmed.
We believe that our company culture has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•failure to identify, attract, reward, and retain people in leadership positions who value kindness, perseverance, and teamwork and further our culture, values, and mission;
•the increasing size and geographic diversity of our workforce;
•competitive pressures to move in directions that may divert us from our mission, vision, and values;
•the continued challenges of a rapidly evolving industry;
•impacts on morale and productivity due to geopolitical instability in and around Israel;
•the increasing need to develop expertise in new areas of business that affect us;
•maintaining our company culture in a hybrid work model;
•negative perception of our treatment of employees or others or our response to employee sentiment related to political or social causes or actions of management; and
•the integration of new personnel and businesses from acquisitions.
If we are not able to maintain and evolve our culture, our business, financial condition, and results of operations could be adversely affected.
Our reputation and brand are important to our success, and if we are not able to continue developing our reputation and brand, our business, financial condition, and results of operations could be adversely affected.
We believe that building a strong reputation and brand as a provider of safe, reliable, and affordable transit technology and related services is critical to our ability to achieve our business objectives. We spend a significant amount of money and other resources to create brand awareness and build our reputation. The successful development of our reputation and brand will depend on a number of factors, many of which are outside our control. Negative perception of our platform or our company may harm our reputation and brand, including as a result of:
•complaints or negative publicity about us, drivers or passengers, our services, or our policies and guidelines, even if factually incorrect or based on isolated incidents;
•actual or perceived disruptions or defects in our software, such as privacy or data security breaches, site outages, payment disruptions, or other incidents that impact the reliability of our software;
•litigation over, or investigations by regulators into, our software;
•a failure to operate our business in a way that is consistent with our values and mission;
•inadequate or unsatisfactory support service experiences;
•illegal or otherwise inappropriate behavior by our management team or other employees or contractors;
•negative responses to new transportation verticals that we may enter into in the future;
•negative responses to the discontinuation of an existing business, segment, or transportation vertical;
•illegal, negligent, reckless, or otherwise inappropriate behavior by passengers or third parties;
•negative experiences by passengers or drivers using public transportation powered by our platform or operated by us;
•negative or insufficient responses to our marketing and advertising campaigns; or
•any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.
If we do not successfully develop our brand and reputation and successfully differentiate our software from those of our competitors, we may not be able to compete effectively. This could mean we could lose existing customers or struggle to attract new customers, which could adversely affect our business, financial condition, and results of operations.
We may require additional capital to support the growth of our business, and this capital might not be available on reasonable terms or at all.
To support our growing business and to effectively compete, we must have sufficient capital to continue to make significant investments in our software. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new software features or otherwise enhance our platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Although we currently anticipate that our existing cash and cash equivalents, together with our cash flow from operations and amounts available under our amended and restated credit agreement with Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, HSBC Ventures USA Inc. and the other lenders party thereto, as amended (our “Credit Agreement”), will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked securities, or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock.
We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business, financial condition, and results of operations may be adversely affected.
Changes in global and U.S. tax legislation may adversely affect our business, financial condition, and results of operations.
The rules dealing with U.S. federal, state, and local income taxation are constantly under review through the legislative process and by the Internal Revenue Service, the U.S. Department of the Treasury, and state and local tax authorities.

Changes in U.S. tax laws or their interpretations (which may have retroactive application) could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. We are currently unable to predict whether any changes to U.S. tax laws will occur and, if so, the ultimate impact on our business, financial condition, results of operations, and cash flows. Furthermore, our implementation of new practices and processes designed to comply with changing tax laws and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, potentially adversely affecting our business, financial condition, and results of operations.
We are expanding our international operations to better support our growth into such markets, and as such, we may be subject to tax laws in new jurisdictions. Our corporate structure and associated transfer pricing policies consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new or revised tax laws or revised interpretations of existing tax laws and precedents, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements, potentially adversely affecting our liquidity and results of operations. Changes in the income and other tax laws of the United States or the international jurisdictions in which we operate could result in double taxation of our international earnings and potentially adverse tax consequences and foreign tax credit relief may be limited. In addition, the authorities in these jurisdictions could challenge our methodologies, disagree with our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. If such a challenge or disagreement were to occur, and our position were not sustained, it could adversely affect our business, financial condition, and results of operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2024 we had accumulated $706 million of federal net operating loss carryforwards (“NOLs”), and $1.22 billion and $1.06 billion of pre-apportionment and post-apportionment state NOLs, respectively. Certain of these NOLs will begin to expire in 2032 and 2027, respectively, and it is possible that we will not generate taxable income in time to use the NOLs before their expiration. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-ownership change NOLs and other tax attributes, including research and development tax credits, to offset its post-ownership change income may be limited. In general, an “ownership change” will occur if the ownership of our stock by certain stockholders or groups of stockholders changes by more than 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future, including as a result of our IPO, some of which may be outside of our control. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire may be subject to limitations.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value added or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition, and results of operations.
We are subject to indirect taxes, such as payroll, sales, use and goods, and services taxes, VAT, and gross receipt taxes in the jurisdictions in which we operate and we may face various indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes and claim input tax credits for certain indirect taxes paid to vendors. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, ability to claim credits or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes could result in substantial tax liabilities (including taxes on past sales, as well as penalties and interest) and adversely affect our business, financial condition, and results of operations. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report, and remit such taxes. We have not reserved for potential payments for inaccurately computed or reported tax liabilities in our financial statements and if such liabilities arise, our business, financial condition, and results of operations could be adversely affected. As a result of these and other factors, the ultimate amount of tax obligations owed by us may differ from the amounts recorded in our financial statements and any such difference may adversely affect our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined. Additionally, if our customers try to pass along increased taxes and they choose to raise fare prices, use of our platform may decline.

The application of non-income or indirect taxes (such as sales and use tax, goods, and services tax, business tax, gross receipt tax, and other taxes) to businesses like ours is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. One or more states, localities, or other taxing jurisdictions may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours, such as by enacting laws that tax services delivered over the internet. Such legislation could require us or our customers to incur substantial costs in order to comply, including costs associated with tax calculation, collection and remittance, and audit requirements, which could make our platform less attractive and could adversely affect our business, financial condition, and results of operations.
Increased audit activity by federal, state, local and foreign tax authorities could result in additional tax liability.
Given the need for governments to increase revenue, as well as the increasingly competitive and complex tax landscape, it is anticipated that global tax audits will increase in frequency. We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions, and our intercompany relationships are subject to transfer pricing regulations administered by taxing authorities in various jurisdictions. During an audit, the relevant taxing authorities might disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. Tax auditors also may not agree with our conclusions as to whether our services are subject to indirect taxes in various jurisdictions, our calculation of payroll-related taxes or our calculation of NOLs. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We could also be subject to audits in states and foreign jurisdictions in which we have not accrued tax liabilities. A successful assertion that we should have been collecting and should continue to collect additional sales or other taxes in jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities for past sales, or otherwise harm our business, financial condition and results of operations.
Our business, financial condition, and results of operations may be adversely affected by changes in accounting principles.
U.S. generally accepted accounting principles (“U.S. GAAP”) is subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. For example, in September 2025, the FASB issued Accounting Standards Update No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)," which is intended to modernize the accounting for software costs that are accounted for as internal-use software. We expect to adopt this accounting standard as of January 1, 2028. It is difficult to predict the impact of this change and future changes to accounting principles or our accounting policies, any of which could adversely affect our business, financial condition, and results of operations.
We are exposed to fluctuations in currency exchange rates and interest rates.
Because we conduct a portion of our business in currencies other than U.S. dollars but report our consolidated financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. While most of our revenue and operating expenses are incurred in U.S. dollars, a portion of our revenue and operating expenses are incurred in currencies other than U.S. dollars, notably in Israeli shekels and Euros. As exchange rates vary, revenue, cost of revenue, operating expenses, other income and expense, and assets and liabilities, when translated, may also vary materially and thus affect our overall financial results. We do not currently hedge against the risks associated with currency fluctuations but may do so in the future. As a result, our financial condition and results of operations could be adversely affected. In addition, changing interest rates could adversely affect our business. Although the U.S. Federal Reserve began decreasing interest rates in late 2024, there is no guarantee that the U.S. Federal Reserve will continue to reduce rates. We are unable to predict changes in the U.S. Federal Reserve’s policies, the macroeconomic conditions that influence those policies, nor the impact that future changes will have on the economy and our business.

Because our revenue is recognized over the term of the contract, downturns or upturns in our business may not be reflected in our results of operations until future periods.
We generally recognize revenue ratably over the terms of our customer contracts. Consequently, the termination of any of our customer contracts or decrease in revenue generated by any of our customer contracts may only have a small impact on our revenue for that quarter but will negatively affect our revenue and cash flows in future quarters. Accordingly, the effect of significant downturns in sales or market acceptance of our platform may not be reflected in our results of operations until future periods.
In services where we provide tech-enabled services that include contracting with independent contractor driver partners, our business would be adversely affected if they were classified as employees.
In some deployments or operations where we contract with independent contractor driver partners, we are subject to claims, lawsuits, arbitration proceedings, administrative actions, regulatory inquiries, and other legal and regulatory proceedings at the federal, state, and municipal levels challenging the classification of drivers as independent contractors. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities. While we take measures to ensure that our deployments utilizing employed drivers are structured differently than those deployments that utilize independent contractor driver partners, the fact that we operate deployments in using different labor models may enhance misclassification risk. Accordingly, our independent contractor driver partners may be classified as employees in some jurisdictions, especially in light of the evolving rules and restrictions on service provider classification. A reclassification of these drivers as employees would adversely affect our business, financial condition, and results of operations, including as a result of:
•monetary exposure arising from, or relating to, expenses associated with the application of wage and hour laws, taxes and withholdings, expense reimbursement, damages, penalties and government fines;
•injunctions prohibiting continuance of existing business practices;
•claims for employee benefits, social security, workers’ compensation, and unemployment;
•claims of discrimination, harassment, and retaliation under civil rights laws;
•claims under laws pertaining to unionizing, collective bargaining, and other concerted activity;
•other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including allegations of joint employer liability or agency liability; and
•harm to our reputation and brand.
We have resolved a number of past actions challenging the classification of independent contractor driver partners who currently or previously have provided services on our platform as independent contractors in California, Illinois, New Jersey, Wisconsin and New York, including individual arbitration demands as well as collective and putative class actions filed in state courts. Although Proposition 22, which permitted California TNCs to classify their drivers as independent contractors, was upheld by the U.S. Supreme Court in July 2024, other states may seek to pass laws requiring that drivers be classified as employees. Any such laws, which may include certain provisions regarding compensation, benefits, and certain other requirements, could become applicable to us and drivers in various jurisdictions. To the extent that drivers are determined to be employees under state or federal law, we may be required to cease to rely on independent contractor driver partners as a labor source. Even if state laws do not reclassify drivers as employees, such laws could impact our business.
If we are unable to attract or maintain an adequate number of drivers in line with our budgeted costs for labor for our deployments or operations, whether as a result of changes to labor laws, reclassification, competition or other factors, certain of our deployments or operations will become less efficient or more costly to provide, and our financial results could be adversely impacted.
Outside of the United States, changes to local laws or governmental regulations, or judicial decisions regarding independent contractor classification, could require us to reclassify drivers as employees or “workers” where we rely on or have relied on independent contractor driver partners. There are no pending claims against us regarding the classification of independent contractor driver partners outside of the United States.

Our operations can be seasonal, and our financial performance in certain periods may not be indicative of, or comparable to, our financial performance in subsequent periods.
Our financial results and revenue may vary greatly from quarter to quarter and year to year depending on, among other things, fluctuations in weather, seasonal variations in travel patterns of passengers, the procurement cycles of our customers, the seasonality inherent in some of our customers’ businesses (e.g., increased demand for services prior to the commencement of a new school year or a new fiscal budget year, decreased ability to execute contracts quickly over summer months or during holiday periods, fluctuations in demand for services over holiday periods and during other seasonal events), short-term changes in demand due to varying weather conditions (e.g., winter storms), and general economic conditions. Because our results may vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. As we serve more large customers and expand our services in transportation verticals with unique seasonal trends (such as school transport), our sales cycle may increase the variation of our results from quarter to quarter and year to year.
Risks Relating to our Intellectual Property, Data, and Cybersecurity
Changes in domestic and international laws or regulations relating to data privacy, data security, data protection, or the collection, use, protection, disclosure, or transfer of personal data, or any actual or perceived failure by us or our vendors to comply with such laws and regulations or any other related obligations, including contractual obligations, could result in significant liability or reputational harm and adversely affect our business, financial condition, and results of operations.
We receive, process, transmit, and store information that relates to individuals and/or constitutes “personally identifiable information”, “personal data”, or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from and about users of our platform, employees, business contacts, and other third parties. We also depend on a number of third party vendors in relation to the operation of our business, a number of which process Personal Information on our behalf. We and our vendors are subject to numerous laws and regulations in the countries in which we operate which address data privacy and security and the collection, storing, sharing, use, transfer, disclosure, protection, and processing of Personal Information. These laws, rules, and regulations evolve frequently, and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another.  For example, Section 5 of the Federal Trade Commission Act prohibits companies from making false or misleading statements about their privacy or data security practices, such as misrepresentations about how they collect, use, share, and secure consumers’ personal information. Section 5 also prohibits unfair practices that the FTC deems to be likely to harm, or do harm, consumers. The FTC, and state authorities as well, have initiated deceptive or unfair data practice enforcement cases regarding allegations that companies are collecting, using, and sharing consumers’ personal information without their knowledge or consent, or retroactive changes to data privacy or security practices or policies, without notifying and obtaining sufficient permission.
In addition, in recent years, certain states have adopted or modified data privacy laws and regulations that may apply to our business For example, California’s Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”) introduced new rights for California residents and obligations for covered businesses collecting, using, disclosing and processing Personal Information. The enactment of the CCPA has prompted a wave of similar comprehensive privacy statutes that have been enacted in numerous U.S. states, and similar laws have been proposed in many other states and at the federal level as well. These laws could further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers. In addition, the development of numerous U.S. state laws creates the potential for a patchwork of overlapping but different state law requirements. For example, in order to comply with the varying state laws around cybersecurity incidents involving Personal Information, we must maintain adequate security measures, which require significant investments in resources and ongoing attention. New legislation proposed or enacted in a number of states imposes, or has the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer, and process confidential, sensitive, and Personal Information, and will continue to shape the data privacy environment nationally.
We also may record phone calls with passengers and use Personal Information for direct marketing and advertising purposes – both via email and text-based messaging. Therefore, we may also be subject to laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act (the “TCPA”), the CAN-SPAM, and other state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. In particular, the TCPA imposes significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Additionally, the CAN-SPAM establishes specific requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. In addition, there is a risk if our customers, drivers or passengers use our platform in a manner that does not comply with applicable law or our policies. These laws expose us to civil claims, which could be costly to litigate, whether or not they have merit, to substantial statutory damages, costly settlements or penalties.
As a result of our international services and operations, we must also comply with a multitude of foreign data security and privacy laws. Virtually every jurisdiction in which we operate has established or is in the process of establishing data security and privacy legal frameworks with which we or our customers must comply. Our failure to comply with the laws of each jurisdiction may subject us to significant penalties. The data protection landscape in Europe is constantly evolving, resulting in possible significant operational costs for internal compliance and risk to our business. Within the European Economic Area (“EEA”) the General Data Protection Regulation (“EU GDPR”) contains strict requirements for processing the personally identifiable information (or personal data, as defined in the GDPR) of individuals residing in the EEA, wherever that processing occurs. In the United Kingdom, we are also subject to data protection laws including the U.K. General Data Protection Regulation (“U.K. GDPR”) and the U.K. Data Protection Act 2018, in relation to our collection, control, processing, sharing, disclosure, and other use of personal data in the United Kingdom. The EU GDPR and the U.K. GDPR (collectively, the “GDPR”) have increased, and will continue to increase, our compliance obligations, including by mandating extensive documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain, and process information about them. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements apply not only to third-party transactions, but also to transfers between us and our subsidiaries of information regarding our business operations.
We may also be subject to European data protection laws regarding cross-border transfers of personal data outside the EEA, including to the United States. One of the primary safeguards used for transfers of personal data from the EEA to the United States, the Privacy Shield framework administered by the U.S. Department of Commerce, was invalidated by a decision of the EU’s highest court. We currently rely on the adequacy standard adopted by the European Commission through the EU-U.S. Data Privacy Framework, but this standard has also faced legal challenges. We have adopted a modernized version of the European Commission’s Standard Contractual Clauses (“SCCs”), which apply to the transfer of personal data outside of the EU to a country not approved by the EU as providing an adequate level of protection for the processing of personal data. We cannot be sure how enforcement agencies will interpret the application of the modernized SCCs. Loss of our ability to transfer personal data from any jurisdiction may also require us to increase our data processing capabilities in that jurisdiction at significant expense. Inability to import personal information from the EEA to the United States may decrease demand for our software, as our customers that are subject to the GDPR and other European data protection laws may seek alternatives that do not involve personal data transfers out of those jurisdictions. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our platform and operating our business. Further, with respect to the United Kingdom, the U.K. GDPR contains restrictions on the transfer of personal data outside of the United Kingdom, including to the United States. For transfers between the EEA and the United Kingdom, the European Commission adopted an “adequacy decision” under the GDPR, and the United Kingdom’s “adequacy regulations” include countries in the EEA and countries covered by existing EU “adequacy decisions.” In the U.K., we rely on the U.K.’s International Data Transfer Addendum to legitimize our transfers, Any alteration to this situation may require us to make changes to our business practices, which could be time-consuming and expensive, and could generate additional risks and liabilities. To the extent that any of our service providers have been relying on invalidated or insufficient contractual protections for cross-border data transfers pursuant to the GDPR, we may have to renegotiate with or replace these service providers, which could limit our ability to process personal data from the EEA or the U.K. and/or increase our costs.
The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) profiling of individuals and automated individual decision-making.
A number of legislative proposals in the EEA have imposed, and could continue to impose, new obligations in areas affecting our business, including the EU Artificial Intelligence Act (the “EU AI Act”) adopted in March 2024 and the European Data Act, adopted in December 2023. Some countries are also considering passing, or have passed, legislation implementing data protection requirements or requiring local storage and processing of information, or similar requirements, as well as further regulation of the use of AI, that could increase the cost and complexity of delivering our services, and new countries and territories are adopting such legislation or other obligations with increasing frequency.
We published an update to our privacy notice in August 2025 to account for changes in regulations and our practices, both in the United States and globally. However, despite our efforts and those of our vendors to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our interpretations of the law are incorrect and that our operations and practices are inconsistent with, or fail to meet all requirements of, such laws, regulations, or obligations. We may also be required to make costly changes to our systems, processes or products in order to comply with regulatory requirements. The failure or perceived failure by us or our customers, contractors or third-party service providers to comply with applicable laws or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access to, or use or release of Personal Information, could damage our reputation, discourage our customers from using our software, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and results of operations. Even if not subject to legal challenge, the perception of data privacy security concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, and results of operations.
If we, our customers, or our third-party providers experience a cybersecurity or data privacy incidents or other unauthorized, unlawful, or improper access to, use of, or destruction of, our proprietary or confidential data, including personal data, or that of drivers, passengers, and our customers, we may face loss of revenue, harm to our brand, business disruption, and significant liabilities.
Our business involves the collection, storage, processing, and transmission of Personal Information about passengers, drivers, and employees, along with other sensitive data, including proprietary information belonging to our business or our customers, such as trade secrets (collectively, “Confidential Information”). In addition to our own systems, we also rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business. We own and manage some of these information technology systems but also rely on those of third parties.
We face numerous and evolving cybersecurity risks, which may involve sophisticated and highly targeted attacks. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including AI—that circumvent security controls, evade detection and remove forensic evidence. Furthermore, our status as a public company could make us a more attractive target for cyberattacks. Malicious actors may be motivated by the desire for financial gain, such as through ransomware demands or attempts to manipulate our stock price, or by the desire to cause significant reputational harm to a prominent organization. Because techniques used to sabotage or obtain unauthorized access to information and networks change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. Threat actors may include our competitors, foreign governments, foreign government-backed actors, criminals, or other third parties. Heightened geopolitical instability, particularly in regions where we have operations or development teams, may increase the risk of state-sponsored cyberattacks against our systems and infrastructure. Such actors may in the future gain access to our IT systems or networks through various means, including through social engineering/phishing, malware (including ransomware), attacks on our supply chain and third-party vendors, malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) information technology systems, products or services. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Our own use of AI technologies, while intended to improve our services, may introduce new risks, including the potential for flawed or biased outputs, misuse of proprietary or personal data used to train AI models, and difficulties in ensuring the security and integrity of AI systems. In addition, riders could have vulnerabilities on their own mobile devices that are entirely unrelated to our systems, but could mistakenly attribute their own vulnerabilities to us. Supply chain attacks are becoming more prevalent. We rely on cloud providers, SaaS platforms, managed service partners, and third-party/open-source components. A compromise of any supplier could introduce malicious code, expose confidential data, or disrupt our services even where our own controls operate as intended. In addition, ransomware attacks against infrastructure and software companies have been on the rise, as evidenced by the Change Healthcare and CDK Global cyber-attacks. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect. Although we have developed systems and processes that are designed to protect our data and the data of our customers and their riders, these security measures cannot guarantee security.

Any actual or perceived adverse impact on the availability, integrity, or confidentiality of our information technology systems or Confidential Information could interrupt our operations, result in our platform being unavailable, result in loss or improper disclosure of data, result in fraudulent transfer of funds, harm our reputation and brand, damage our relationships with our customers, result in significant legal (including class actions), regulatory and financial exposure, and lead to loss of driver or rider confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. New regulations, including those from U.S. Securities and Exchange Commission, impose additional requirements regarding the disclosure and governance of cybersecurity incidents and risk management, which could increase our compliance costs and potential liabilities. Further, and in particular because we contract with governmental entities, any actual or perceived adverse impact on the availability, integrity, or confidentiality of our information technology systems or Confidential Information could cause us to lose customers and impair our ability to win new contracts in the future. Any similar impacts on the systems or networks of any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. Additionally, any cyber-attacks or security incidents and privacy breaches directed at our competitors could reduce confidence in our industry as a whole and, as a result, reduce confidence in us. Further, any breaches or cyber-attacks aimed at our government entity customers, such as cyber-attacks against rail networks, ports, airlines and public transit agencies, could result in service disruption that could upend passengers’ local public transit systems, further harming our reputation and adversely affecting our business and results of operations.
We rely heavily on information technology systems across our operations. Our information technology systems (including mobile and online platforms and mobile applications supporting administrative functions such as human resources, payroll, accounting, and internal and external communications) and the information technology systems of our third-party service providers contain Confidential Information. Computer malware, viruses, spamming, and phishing attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Various other factors may also cause system failures, including power outages, catastrophic events, wildfires, inadequate or ineffective redundancy, issues with upgrading or creating new systems or platforms, flaws in third-party software or services, errors by our employees or third-party service providers, or breaches in the security of these systems or platforms. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and Confidential Information. Although we have developed systems and processes that are designed to protect Personal Information and Confidential Information, we cannot assure you that such measures will be effective. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our systems, Confidential Information or business. Any actual or perceived failure by us or our vendors to maintain the performance, reliability, security, and availability of our software and technical infrastructure to the satisfaction of our customers and certain regulators would likely harm our reputation and result in loss of revenue.
Additionally, there are significant monetary implications associated with security incidents. Defending against claims or litigation based on any security breach or incident, regardless of their merit, could be costly and divert management’s attention. We cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition, and results of operations. Further, many governments have enacted laws that require companies to notify impacted individuals of data breach incidents, usually in writing. Under the terms of our contracts with our customers, we would be responsible for the costs of investigating and disclosing data breaches to customers, drivers, and passengers if their data was compromised in a breach of our systems, and in some cases, indemnifying customers for any damages caused by such breach. In addition to costs associated with investigating and fully disclosing a data breach, we could be subject to regulatory proceedings or private claims by affected parties, which could result in substantial monetary fines or damages, and our reputation would likely be harmed.
System failures and resulting interruptions in the availability of our applications or our software could adversely affect our business, financial condition, and results of operations as well as damage our reputation and result in a loss of customers, drivers, and riders.
It is critical to our success that all stakeholders be able to access our platform at all times. Our IT Systems, or those of third parties upon which we rely, may experience service interruptions or degradation or other performance problems because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military, or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities, and as a result, the occurrence of any such event, a decision by any of our third-party service providers to close its data centers without adequate notice or other unanticipated problems may result in our inability to serve data reliably or require us to migrate our data to either a new on premise data center or cloud computing service. This could be time consuming and costly and may result in the loss of data, which could significantly interrupt the availability of our platform and harm our business and reputation. We may not be able to easily switch to another cloud or data center provider in the event of any disruptions or interference to the services we use, and even if we do, other cloud and data center providers are subject to the same risks. Our reliance on a small number of major third-party cloud and infrastructure providers could create concentration risks. Our business interruption or cyber insurance may not be sufficient to cover all of our losses that may result from interruptions in the availability of our platform as a result of systems failures and similar events. Further, because our platform is used in various cities by governmental entities, any system failures could limit the ability of the public to access their local transit system. This disruption could have negative implications for our business and reputation, as well as the ability of our customers to serve their citizens.
We have experienced and will likely continue to experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our platform. These system failures generally occur either as a result of software updates being deployed with unexpected errors or as a result of temporary infrastructure failures related to storage, network, or computing systems. If we are unable to scale our data storage and computational capacity sufficiently or on commercially reasonable terms, our ability to innovate and introduce new enabling services on our platform may be delayed or compromised, which would have an adverse effect on our growth and business. System failures in the future could result in significant losses of revenue. Moreover in certain contracts we are obligated to provide service level credits for system outages, and may provide similar such credits in the future. Any customer affected by a failure of our systems could seek monetary recourse from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, in some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. A prolonged interruption in the availability or reduction in the availability, speed, or other functionality of our software could adversely affect our business, financial condition, and results of operations as well as damage our reputation and result in a loss of customers, drivers, and riders.
In the event of an outage, it could take an extended period of time to restore full functionality to our technology or other operating systems, which could affect our ability to process and settle user transactions. Outages and disruptions to our platform, including any caused by cyberattacks, may harm our reputation and adversely affect our business, financial condition, and results of operations. Any such events, particularly if they result in a loss of confidence in our services, could adversely affect our business, financial condition, and results of operations.
Our software is highly technical, and any undetected errors could adversely affect our business, reputation, brand, financial condition, and results of operations.
The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Our practice is to effect frequent releases of software updates, sometimes multiple times per day, which increases the risk that errors and vulnerabilities are present. The third-party software that we incorporate into our platform may also be subject to errors or vulnerabilities. Any errors or vulnerabilities discovered in our code or from third-party software after release could result in performance issues, negative publicity and a loss of customers and revenue. Such vulnerabilities could also be exploited by malicious actors and result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects, or vulnerabilities could adversely affect our business, reputation, brand, financial condition, and results of operations.
Claims by others that we infringed their proprietary technology or other intellectual property rights could adversely affect our business, reputation, brand, financial condition, and results of operations.
We operate in an industry with frequent intellectual property litigation. Certain companies and rights holders may also seek to enforce and monetize patents or other intellectual property rights they own or have purchased or otherwise obtained. As we gain an increasingly high public profile and the number of competitors in our market increases, the possibility of intellectual property rights claims against us grows. Furthermore, from time to time, we may introduce new products, features, and services, which could increase our exposure to patent and other intellectual property claims from competitors, non-practicing entities, or other third parties.

Other parties have asserted, and in the future may assert, that we have infringed their intellectual property rights. Moreover, we have faced in the past, and may face in the future, claims from non-practicing entities that own patents and other intellectual property rights which have no relevant product revenue and against whom our own intellectual property portfolio may thus have no deterrent effect. There can be no assurances that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. An adverse outcome in any such dispute may require us to pay damages, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s intellectual property rights, cease offering solutions that are alleged to incorporate the intellectual property of others, expend additional development resources to redesign our software or enter into royalty or license agreements in order to obtain the right to use necessary technologies, which royalty or licensing arrangements may be unavailable on terms acceptable to us or at all.
Many potential litigants, including some of our competitors and non-practicing entities, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. Accordingly, even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could adversely affect our business, reputation, brand, financial condition, and results of operations.
In addition, we could be required to indemnify our customers if they are sued by a third party for intellectual property infringement arising from materials that we have provided to the customers in connection with our services and deliverables. We may not be successful in defending against such intellectual property claims or in obtaining licenses or an agreement to resolve such disputes.
Failure to protect or enforce our intellectual property rights, or bring claims that others have infringed our proprietary technology or other intellectual property rights could harm our reputation, business, financial condition, and results of operations.
Our success is dependent in part upon protecting our intellectual property rights and technology (such as our software source code, information, data, processes, and other forms of information, know-how, and technology). Although we actively enforce our intellectual property rights, the steps we take to protect our intellectual property may not be sufficient or effective.
Furthermore, despite these precautions, it may be possible for third parties to use our intellectual property in an unauthorized manner or to challenge our registered intellectual property. Therefore, we may need to engage in litigation to enforce our rights. Litigation to protect and enforce our intellectual property rights is costly, time-consuming, and distracting to management. Our efforts to enforce our intellectual property rights have been and may continue to be met with defenses, counterclaims, and countersuits (including inter partes review proceedings) attacking the validity and enforceability of our intellectual property rights. Even if we are successful in any such litigation, the counterparty may still seek to appeal that ruling. We cannot predict the outcome of any appeals in such lawsuits, including in the RideCo litigation. See “Legal Proceedings—Patent Litigation.” Further, additional enforcement efforts we undertake could be time-consuming and expensive, could require us to defend against retaliatory claims of patent infringement, could divert management’s attention and could potentially lead to negative publicity against us.
We also rely upon unpatented proprietary information and other trade secrets to protect intellectual property that may not be registrable, or that we believe is best protected by means that do not require public disclosure. While we take precautions designed to protect our intellectual property rights, including such proprietary information or other trade secrets, it may still be possible for competitors and other third parties to copy or reverse-engineer our technology and use our proprietary information to create or enhance competing software and services, which could adversely affect our position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. While we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers, vendors, and customers, we cannot assure that these agreements will be effective in controlling access to, and use and distribution of, our intellectual property and proprietary information. Further, our competitors may independently develop technologies that are substantially equivalent or superior to our software.

We have entered into trademark co-existence and other settlement agreements with certain applicants and registrants of trademarks similar to our own, but despite our best efforts, new or existing trademark applicants or registrants may be unwilling to execute agreements with us. In the event of a failure to enter into an agreement, we may be unable to overcome third-party oppositions to our trademark applications or receive approval of our trademark applications from the applicable governmental authorities. Even if we execute such agreements, we may be required to agree to further restrictions or ongoing obligations.
We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. This could delay enhancements to our products, result in our substituting inferior or more costly technologies into our platform or force us to license technology from third parties, which we may not be able to do on commercially reasonable terms or at all. If we are unable to prevent the theft or infringement of our intellectual property or its exploitation, the value of our investments may be undermined and our business, financial condition, and results of operations may be adversely affected.
Our business depends upon the interoperability of our software across devices and operating systems that we do not control.
We have integrations with payment processors, transit aggregators, and third-party applications. In addition, our applications are accessed and used on iOS or Android devices. Third-party applications, products, and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with these applications, products, and services. In addition, we depend on the accessibility of our platform across third-party operating systems and applications that we do not control. The loss of interoperability or accessibility of our platform, whether due to actions of third parties or otherwise, could adversely affect our business, financial condition, and results of operations.
Certain companies may take actions that disrupt the interoperability of our software with their own products or services, or exert strong business influence on our ability to, and the terms on which we operate and distribute our software. For example, substantially all of our customers deploy our software using mobile applications distributed through the Apple App Store and Google Play. Accordingly, our ability to deploy our software relies on Apple and Google maintaining open marketplaces that make applications available for download. We cannot assure that the marketplaces through which we distribute our software will maintain their current structures or that such marketplaces will not charge us or our customers fees to list these applications for download. Further, we cannot assure that our applications will be accepted into and made available through these marketplaces. If either Apple or Google determines that these applications do not comply with their terms of use, our business, financial condition, and results of operations could be adversely affected.
As our business and range of transportation verticals grows, we expect the types and levels of competition we face to increase. If any of the companies on whose devices and operating systems we depend should decide to modify their technologies, standards, or terms of use in a manner that degrades the functionality or performance of our software, is otherwise unsatisfactory to us, our business, financial condition, and results of operations could be adversely affected.
We are incorporating AI technologies into some of our products and processes. These technologies may present business, compliance, and reputational risks.
We currently use ML and AI, both proprietary and third-party technologies, to improve our products and processes, such as to increase the efficiency of research and development and IT functionality, our support services, to improve the routing of vehicles, to anticipate demand for rides, to enhance transit planning simulations, for certain marketing activities, the analysis of our business intelligence and our fraud detection systems, and have plans to expand our use of AI in the future. Our research and development of such technology remains ongoing, and may be costly and yield inefficient results. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, especially in the transportation technology sector, our competitive position and business results may suffer.
At the same time, use of AI has recently become the source of significant media attention and political debate. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals, customers or society, or result in our platform and services not working as intended. Human review of certain outputs may be required. We may license AI technologies from third parties that use models trained on data that could potentially violate intellectual property, privacy, or other third-party rights or violate law. Proprietary and third-party AI technologies could generate output that is infringing, and we could be subject to claims or lawsuits. While some providers of AI technologies offer to indemnify their end users for any copyright or other intellectual property infringement claims arising from the output of their AI technologies, we may not be successful in adequately recovering our losses in connection with such claims. These AI technologies may also produce results or generate content that is inaccurate or misleading or that cannot be explained by data. These AI technologies may incorporate data from third-party sources, including information they input into the AI tools, which may expose us to risks associated with data rights and protection.
In certain cases and in the future, we may rely on AI technology that is made available under open source licenses. Such technology may not be as reliable as proprietary technologies since open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the technology. See “—Our use of third-party open source software could adversely affect our ability to offer our software and subject us to possible litigation.”
Further, AI and ML models require training on training datasets prior to production use, and in some instances, AI algorithms or training methodologies may be flawed. We use datasets comprised of proprietary data that we own, such as anonymized and aggregated ridership data, origin-destination data, vehicle speeds data, and custom mapping data, as well as datasets comprised of third-party data, such as census data, General Transit Feed Specification (“GTFS”) data, and open-source mapping and road speeds data. We cannot be certain that the licensors of open source datasets or other sources had sufficient rights in the underlying data to be able to make them available under the license. If we are deemed to not have sufficient rights to the data we use to train our AI technologies, we may be subject to litigation by the owners of the content or other materials that comprise such data. Further, training on incomplete, inadequate, inaccurate, biased, or otherwise poor quality data may result in models failing to provide acceptable results. The introduction of AI technologies, particularly generative AI, that have unintended consequences, unintended usage or customization by our customers, are contrary to responsible AI principles, or are otherwise controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, may cause us to experience brand or reputational harm, adversely affecting our business and consolidated financial statements, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, financial condition, and results of operations.
The regulatory framework governing the use of AI and ML technology is rapidly evolving, and we cannot predict how future legislation and regulation will impact our ability to offer products or services that we develop which leverage AI and ML technology.
The regulatory framework for AI and ML technology is rapidly evolving, and many regulatory bodies and federal, state, and foreign governments have globally introduced or are currently considering new laws and regulations relating to such technology. As a result, implementation standards and enforcement practices are also likely to remain uncertain for the foreseeable future, and we cannot determine the impact future laws, regulations, or standards may have on our business, or how best to respond to them in future.
The Trump administration may, as it has done in the past, rescind federal orders and/or administrative policies relating to AI and ML technology, or may implement new executive orders and/or other rulemaking relating to AI and ML technology in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI and ML technologies has been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making among other new laws focused on AI and ML technologies. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act and Utah’s Artificial Intelligence Policy Act.
In Europe, on August 1, 2024, the EU AI Act entered into force (with the majority of provisions to become fully applicable by August 2, 2026), and established broad obligations for the development and use of AI-based technologies in the EU based on their potential risks and level of impact. The EU AI Act includes requirements regarding transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI, and foundation models.
Any failure or perceived failure by us to comply with AI technology-related laws, rules, and regulations could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be adversely affected.

Moreover, it is possible that additional laws and regulations will be adopted in the United States and foreign jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the way in which we use AI and ML technology. We may need to expend resources to modify our products or services or incur new research and development costs in order to comply with new laws or regulations. Further, the cost of compliance could be significant and may increase our operating expenses, which could adversely affect our business, financial condition, and results of operations. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of AI and ML technology and also may increase the burden and cost of research and development in this area.
The successful operation of our business depends upon the performance and reliability of Internet, mobile, and other infrastructures that are not under our control.
Our business depends on our customers’ ability to access our platform via the Internet and on passengers’ and drivers’ ability to access our platform via a mobile device and/or the Internet. We may operate in jurisdictions that provide limited Internet connectivity, particularly as we expand internationally. Internet access and access to a mobile device are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of passengers’ access to our platform. In addition, the Internet infrastructure, GPS signals, or telecommunications services that we and passengers rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed and availability of our software. Any such failure in Internet or mobile device accessibility, even for a short period of time, could adversely affect our business, financial condition, and results of operations. In addition, we have no control over the costs of the services provided by national telecommunications operators. If mobile access fees or other charges to Internet users increase, consumer traffic may decrease, which may have a negative impact on our revenue.
We also rely upon certain third parties to provide software for our deployments, which, depending on the location, includes Google Maps and TomTom for the mapping functions that are critical to the functionality of our platform. We do not believe that reliable alternative mapping solutions exist that can provide the global functionality that we require to operate our platform in all of the markets in which we operate. If such third parties cease to provide access to the third-party software that we and our customers use, do not provide access to such software on terms that we believe to be attractive or reasonable, or do not provide us with the most current version of such software, we may be required to seek comparable software from other sources, which may be more expensive or inferior, or may not be available at all. Furthermore, foreign governments might block our access to the internet or shut down access to third party mapping functionality that we need to provide accurate routing. Any of these events could adversely affect our reputation, business, financial condition, and results of operations.
We rely on third-party service providers for services, hosting, payment processing, data centers, and other aspects of our technology infrastructure. Any service disruptions or delays could adversely impact our business.
We currently host our platform and support our operations on datacenters provided by third-party service providers of cloud infrastructure services, including but not limited to Amazon Web Services (“AWS”). We do not have control over the operations of the facilities that we use. These types of facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. The continuing and uninterrupted performance of our platform is critical to our success. We have experienced (including the recent AWS service outage and disruption on October 20, 2025), and expect that in the future we will experience interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In addition, any changes in service levels from our providers may adversely affect our ability to meet our customers’ requirements. Since the continuing and uninterrupted performance of our software is critical to our success, sustained or repeated system failures would reduce the attractiveness of our software. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our platform increases. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our software, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to attract new customers, any of which could adversely affect our business, financial condition, and results of operations. In addition, in the event that our agreement with one or more third-party providers of cloud infrastructure services is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime for a short period in connection with the transfer to, or the addition of, new cloud infrastructure service providers.
Our success also depends in part on our relationships with other third-party service providers. For example, we rely on third-party encryption and authentication technologies licensed from third parties that are designed to securely transmit Personal Information. We also rely on other software and services supplied by third parties, such as data warehouses and customer relationship management, communications, cyber-security, and anti-fraud software, and our business may be adversely affected to the extent such third-party software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition, and results of operations. Further, any negative publicity related to any of our third-party service providers, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand and could potentially lead to increased regulatory or litigation exposure.
With respect to technology infrastructure that we license from third parties, we cannot be certain that our licensors are not infringing the intellectual property rights of others or that the licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to offer software that relies on that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time, cost and effort and may be of lower quality or performance standards. This would limit and delay our ability to enter into new transportation verticals and increase the cost of serving our existing transportation verticals. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our software, which could adversely affect our business, financial condition, and results of operations.
We and our customers rely on third-party payment processors to process payments from passengers using our software. If such third-party payment processors do not perform adequately or if they terminate their relationship with us or our customers or refuse to renew their agreements with us or our customers on commercially reasonable terms, we will need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by such third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any failure by us or our third-party payment processors to comply with applicable laws and regulations for payment processors could cost us substantial resources or force us to stop offering certain features.
Our use of third-party open source software could adversely affect our ability to offer our software and subject us to possible litigation.
Our platform contains software features licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. To the extent that our platform depends upon the successful operation of the open source software we use, any undetected errors or defects could impair the functionality of our platform, delay the introduction of new features, result in outages on our platform, and injure our reputation. In addition, the public availability of such software may present additional security risks because it may be easier for hackers and other third parties to compromise our platform.
Some open source licenses also contain requirements that may, depending on how the licensed software is used or modified, require that we make available source code for modifications or derivative works we create based upon the licensed open source software, authorize further modification and redistribution of that source code, make that source code available at little or no cost, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, or even link our proprietary software to open source software, we could, under certain open source licenses, be required to release the source code of our proprietary software under the terms of an open source software license, and we may also be precluded from charging a fee for the use of our proprietary software. The disclosure of our source code could also enable our competitors to create similar platform features with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the release of the affected portions of our source code, we could be required to purchase additional licenses, expend substantial time and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until we can adequately address the concerns.
Risks Relating to Ownership of our Class A Common Stock
The market price of our Class A common stock may be volatile or may decline steeply or suddenly regardless of our operating performance, and we may not be able to meet investor or analyst expectations.
The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid for them. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology or other stocks;
•changes in operating performance and stock market valuations of other companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock by us or our stockholders, as well as the anticipation of the expiration of, or release from, market standoff or lock-up agreements;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•our failure to meet projections we may provide to the public;
•announcements by us or our competitors of new transportation verticals or software features;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, services, or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any significant change in our management;
•general macroeconomic conditions and slow or negative growth of our markets; and
•other events or geopolitical factors, including those resulting from war, incidents of terrorism, natural disasters, public health threats, or responses to those events.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
An active trading market for our Class A common stock may not develop or may not be sustained.
We cannot assure you that an active trading market for our Class A common stock will develop or be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our Class A common stock will develop or be maintained, the liquidity of any trading market, your ability to sell your shares of our Class A common stock when desired or the prices that you may obtain for your shares.
The issuance by us of additional shares of any class of common stock or convertible securities may dilute your ownership and could adversely affect our stock price.
From time to time in the future, we may issue additional shares of our common stock or securities convertible into shares of our common stock. Although we have no current plans to issue any shares of Class C common stock in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends, and equity incentives to our employees, consultants, and directors. Because shares of our Class C common stock carry no voting rights and are not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.
Future sales of shares by our existing stockholders could cause our stock price to decline.
Sales of a substantial number of shares of our Class A common stock, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A common stock.
As of October 31, 2025, 77,144,637 shares of Class A common stock were outstanding, 3,846,183 shares of Class B common stock were outstanding and no shares of Class C common stock were outstanding. All of the shares of Class A common stock sold in the initial public offering are freely transferable without restriction or registration under the Securities Act, except any shares held by our affiliates (as that term is defined in Rule 144 under the Securities Act). The remaining shares of Class A common stock outstanding, and any shares of Class A common stock issued upon conversion of our Class B common stock, are “restricted securities” as that term is defined in Rule 144 under the Securities Act and may be sold in the public market only if registered or pursuant to an exemption from registration, such as Rule 144 under the Securities Act. Substantially all of such remaining outstanding Class A common stock held by our existing stockholders, including our officers and directors and the stockholders who sold shares in the initial public offering, are also subject to lock-up restrictions pursuant to market standoff and lock-up agreements, but will become eligible for sale upon the expiration of the lock-up period or early release.
In addition, as of October 31, 2025, there were an aggregate of 6,171,139 shares of Class A common stock issuable upon exercise of vested stock options held by individuals other than our Chairman and Chief Executive Officer and an aggregate of 954,166 shares of Class B common stock issuable upon the exercise of vested stock options held by our Chairman and Chief Executive Officer. As of October 31, there were also an aggregate of 2,210,001 shares of Class A common stock issuable upon the settlement of RSUs and PSUs held by individuals other than our Chairman and Chief Executive Officer and an aggregate of 2,414,053 shares of Class A common stock issuable upon the settlement of RSUs and PSUs held by our Chairman and Chief Executive Officer. We have registered for public resale under the Securities Act all of the shares of Class A common stock issuable upon exercise of these options and any options that may vest in the future. Further, the shares of our Class A common stock reserved for future issuance under our 2025 Omnibus Incentive Plan will be available for immediate resale in the United States in the public market. We will register for public resale any other equity incentives we may grant in the future. As a result, the shares of Class A common stock can be freely sold in the public market upon issuance, to the extent such options are exercised, subject to contractual limitations (including the lock-up restrictions described above) and compliance with applicable securities laws.
Further, pursuant to the Registration Rights Agreement, certain holders of our Class A common stock will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders beginning on March 10, 2026.
Sales, short sales, or hedging transactions involving our equity securities, whether or not we believe them to be prohibited, could adversely affect the price of our Class A common stock.
If securities or industry analysts cease to publish research about us or publish inaccurate or unfavorable research about us, our business, or our market, or if such analysts change their recommendations regarding our Class A common stock adversely, the trading price or trading volume of our Class A common stock could decline.
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their recommendation regarding our Class A common stock adversely, provide more favorable relative recommendations about our competitors, or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If one or more of these securities analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our Class A common stock to decline.
We have not paid and do not intend to pay cash dividends for the foreseeable future.
We have never declared or paid cash dividends on any class of our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any cash dividends in the foreseeable future. In addition, the terms of our Credit Agreement currently limit our ability to pay dividends and future agreements governing our indebtedness may similarly limit our ability to pay dividends. As a result, you may only receive a return on your investment in our Class A common stock if the market price of our Class A common stock increases.
As a public company, we are required to maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of NYSE. Complying with the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls.
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience deficiencies in our controls. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NYSE.
Due to a transition period established by the SEC for newly public companies in relation to Section 404 of the Sarbanes-Oxley Act, we are not currently required to make a formal assessment of the effectiveness of our internal control over financial reporting. However, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. When our independent registered public accounting firm does issue a report that addresses the effectiveness of our internal control over financial reporting, our independent registered public accounting firm may issue a report that is adverse in the event our independent registered public accounting firm is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We have a limited operating history and we cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain effective disclosure controls and internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Delaware law and provisions in our Charter and Bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our Class A common stock.
Our Charter and Bylaws will contain provisions that could delay or prevent a merger, tender offer, or proxy contest. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•our multi-class common stock structure, which provides Daniel Ramot, our Chairman and Chief Executive Officer, with the ability to significantly influence the outcome of matters requiring stockholder approval, even if he owns significantly less than a majority of the shares of our outstanding common stock;
•our board of directors is classified into three classes of directors with staggered three-year terms and directors are only removable from office for cause;
•our stockholders are only able to take action at a meeting of stockholders and not by written consent;
•special meetings of our stockholders may not be called by our stockholders;
•advance notice procedures for stockholders planning to nominate candidates for election as directors or to bring matters before a meeting of stockholders;
•certain amendments to our Charter and any amendment to our Bylaws require the approval of holders of at least 66 2/3% of the then outstanding voting power of our capital stock;
•vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders;
•no provision in our Charter or Bylaws provides for cumulative voting, which limits the ability of minority stockholders to elect director candidates; and
•authorized blank check preferred stock, which could be issued with voting, liquidation, dividend, and other rights superior to our common stock.
As a Delaware corporation, we are also subject to provisions of Delaware General Corporation Law (the “DGCL”), including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.
These and other provisions in our Charter and Bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our Class A common stock and result in the trading price of our Class A common stock being lower than it would be without these provisions.
Our Charter provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.
Our Charter provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders; (iii) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the DGCL or our Charter or Bylaws; or (iv) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our Charter provides that the federal district courts of the United States are, to the fullest extent permitted by law, the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. This means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, our Charter provides that the exclusive forum provision does not apply to suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
Our Charter also provides that any person or entity purchasing or otherwise acquiring any interest in shares of our Class A common stock will be deemed to have notice of and to have consented to the foregoing provisions; provided, however, that stockholders are not deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. We recognize that the forum selection clause in our Charter may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clause in our Charter may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees, and agents even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders. If a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, and results of operations.
The multi-class structure of our common stock has the effect of concentrating voting power with our Chairman and Chief Executive Officer, which limits your ability to influence the outcome of important transactions.
Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share, and our Class C common stock has no voting rights. Because all shares of our Class B common stock are held by our Chairman and Chief Executive Officer, Daniel Ramot, and the Ramot Trust, the multi-class structure of our common stock has the effect of concentrating voting control with Mr. Ramot. As of September 30, 2025, Mr. Ramot held or had the ability to direct the voting of shares representing approximately 37.2% of the voting power of our outstanding capital stock, which voting power may increase over time as certain equity awards held by Mr. Ramot vest and are exercised for or settled into shares of Class A common stock and exchanged for shares of Class B common stock. As a result, Mr. Ramot has significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Mr. Ramot may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale or other liquidity event and might ultimately affect the trading price of our Class A common stock.
Future transfers of Class B common stock will generally result in such shares automatically converting into shares of Class A common stock, except for certain permitted transfers described in our Charter. All outstanding shares of Class B common stock will convert automatically into shares of our Class A common stock upon the earliest to occur of (i) the 15 year anniversary of the date of the completion of our initial public offering, (ii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date of the death or disability of Mr. Ramot, (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date that the number of shares of Class B common stock or securities convertible into or exchangeable for Class B common stock represents less than 65% of the number of such shares or securities immediately following the completion of our initial public offering or (iv)

the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date that Mr. Ramot is no longer providing services to us as an officer, employee, director or consultant for a continuous period of more than 90 days.
Operating as a public company requires us to incur significant costs and requires substantial management attention. In addition, key members of our management team have limited experience managing a public company.
As a public company, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of NYSE. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports, such as this Quarterly report on Form 10-Q, with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations imposes significant legal and financial compliance costs, IT and professional services costs and demand on our systems. These burdens will be even greater once we are no longer an emerging growth company. In addition, we may be subject to stockholder activism, which can lead to substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will be more visible, which may result in threatened or actual litigation, including by competitors.
Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Though we have gained additional experience in this area since our initial public offering, these new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.
We qualify as an emerging growth company within the meaning of the Securities Act, and we utilize certain exemptions available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an emerging growth company, as defined in the JOBS Act, and utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in total annual revenue, which threshold is subject to adjustment; (ii) the date we qualify as a “large accelerated filer,” with $700.0 million or more of equity securities held by non-affiliates as of the last business day of our most recently completed second fiscal quarter; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Among other things, so long as we qualify as an emerging growth company and elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, investors and securities analysts may find it more difficult to evaluate our company. Further, we may take advantage of some of the other reduced regulatory and reporting requirements that will be available to us so long as we qualify as an emerging growth company. As a result, investor confidence in our company and the market price of our Class A common stock may be adversely affected. Further, we cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Securities:
From July 1, 2025 through September 26, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-290556) we issued and sold to our employees and others an aggregate of 1,224,148 shares of Class A common stock in connection with the exercise of options granted under our equity incentive plans at a weighted average exercise price of $8.13 per share.
From July 1, 2025 through September 26, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-290556) we granted to our employees and others RSUs with respect to 2,138,755 shares of Class A common stock with a weighted average grant-date fair value of $46.00 per share.
On September 11, 2025, we granted to the CEO and CFO PSUs with respect to 2,051,945 and 434,782 shares of Class A common stock, respectively with a weighted average grant-date fair value of $20.23 per share.
None of the foregoing transactions involved any underwriters, underwriting discounts, or commissions, or any public offering. We believe the offers, sales, and issuance of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
On September 15, 2025, we exchanged a total of 3,846,183 shares of Class A common stock held by Daniel Ramot, our Chairman and CEO, and Green Spaces Grantor Retained Annuity Trust No. 1 (the “Ramot Trust”) for an equivalent number of shares of Class B common stock pursuant to the terms of an exchange agreement between us, Mr. Ramot and the Ramot Trust. No additional consideration was paid in connection with the exchange. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act because our securities were exchanged by us with our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
Use of Initial Public Offering Proceeds:
On September 15, 2025, we completed our IPO in which we issued and sold 7,142,857 shares of Class A common stock, excluding 3,571,428 shares of Class A common stock sold in the IPO by certain of our existing stockholders, at a public offering price of $46.00 per share. We received net cash proceeds of $306.8 million after deducting underwriting discounts and commissions of $20.7 million and offering costs paid of approximately $1.1 million, and the selling stockholders received net cash proceeds of approximately $153.9 million, after deducting underwriting discounts and commissions of $10.3 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-289624), as amended, declared effective by the SEC on September 11, 2025. Goldman Sachs & Co. LLC acted as the representative of the underwriters for the offering.
On October 14, 2025, the underwriters of the IPO elected to exercise their over-allotment option in part to purchase an additional 1,358,236 shares of Class A common stock at the IPO Price of $43.102 per share. We received net cash proceeds of $58.5 million after deducting underwriting discounts and commissions of $3.9 million. The offering terminated before the sale of all the securities registered pursuant to the registration statement when the underwriters completed the exercise of their over-allotment option in part. None of the expenses associated with our IPO were paid, directly or indirectly, to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
There has been no material change in the planned use of proceeds from the IPO as described in our IPO Prospectus.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
 INDEX TO EXHIBITS
The following exhibits are filed as part of this Registration Statement.

	Incorporation by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Via Transportation, Inc.	S-8	333-290556	4.1	September 26, 2025

3.2	Amended and Restated Bylaws of Via Transportation, Inc.	S-8	333-290556	4.2	September 26, 2025
4.1	Registration Rights Agreement, dated as of September 15, 2025 by and among Via Transportation, Inc. and certain investors.					X

10.1	Voting and Support Agreement by and among Via Transportation, Inc., Exor N.V. and Daniel Ramot.	S-1	333-289624	10.1	August 15, 2025

10.2	Form of Indemnification Agreement.	S-1	333-289624	10.2	August 15, 2025

10.3†	Via Transportation, Inc. 2012 Equity Incentive Plan	S-1	333-289624	10.4	August 15, 2025

10.4†	Form of Stock Option Agreement under Via Transportation, Inc. 2012 Equity Incentive Plan.	S-1	333-289624	10.5	August 15, 2025

10.5†	Via Transportation, Inc. 2018 Equity Incentive Plan.	S-1	333-289624	10.6	August 15, 2025

10.6†	Form of Stock Option Agreement under Via Transportation, Inc. 2018 Equity Incentive Plan.	S-1	333-289624	10.7	August 15, 2025

10.7†	Via Transportation, Inc. 2025 Omnibus Incentive Plan.	S-8	333-289624	99.5	September 26, 2025

10.8†	Form of Restricted Stock Unit Agreement under Via Transportation, Inc. 2025 Omnibus Incentive Plan.	S-1	333-289624	10.9	August 15, 2025

10.9†	Employment Agreement with Daniel Ramot.	S-1	333-289624	10.10	August 15, 2025

10.10†	Employment Agreement with Clara Fain.	S-1	333-289624	10.11	August 15, 2025

10.11†	Employment Agreement with Erin H. Abrams.	S-1	333-289624	10.12	August 15, 2025

10.12†	Via Transportation, Inc. Change-in-Control and Severance Plan.	S-1/A	333-289624	10.13	September 3, 2025

10.13	Form of Founder Share Exchange Agreement between Via Transportation, Inc., Daniel Ramot and Green Spaces Grantor Retained Annuity Trust No. 1.	S-1	333-289624	10.14	August 15, 2025

10.14	Form of Equity Award Exchange Agreement between Via Transportation, Inc. and Daniel Ramot.	S-1	333-289624	10.15	August 15, 2025

10.15	Amended and Restated Credit Agreement, dated as of April 26, 2023, by and among Via Transportation, Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, HSBC Ventures USA Inc. and the other lenders party thereto.	S-1	333-289624	10.16	August 15, 2025

10.16	First Amendment to Amended and Restated Credit Agreement, dated as of March 28, 2025, by and among Via Transportation, Inc., Wells Fargo Bank, National Association and the other lenders party thereto.	S-1	333-289624	10.17	August 15, 2025

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101	X
_______________

†Indicates a management contract or compensatory plan.
*    This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as     amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Via Transportation, Inc.

Dated: November 14, 2025	By:	/s/ Daniel Ramot
	Name:	Daniel Ramot
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2025	By:	/s/ Clara Fain
	Name:	Clara Fain
	Title:	Chief Financial Officer (Principal Financial Officer)