Form 10-K
period 2025-12-31
Via Transportation, Inc.
filed 2026-03-06
CIK 1603015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The registrant was not a public company as of June 30, 2025, the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s Class A common stock began trading on the New York Stock Exchange on September 12, 2025.

As of February 28, 2026, there were 77,342,631 shares of the registrant’s Class A common stock and 3,846,183 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that reflect our current views with respect to, among other things, future events and our future business, financial condition, results of operations, and prospects. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not statements of historical fact, and are based on current expectations, estimates, and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, which you should consider and read carefully, including but not limited to, the matters discussed in the section titled “Part I – Item 1A. Risk Factors,” and elsewhere in this Annual Report on Form 10-K.
We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K, and our future levels of activity and performance, may not occur and actual results could differ materially and adversely from those described or implied in the forward-looking statements. As a result, you should not regard any of these forward-looking statements as a representation or warranty by us or any other person or place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.
In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
INDUSTRY AND MARKET DATA

This Annual Report on Form 10-K includes estimates regarding market and industry data. Unless otherwise indicated, information concerning our industry and the markets in which we operate, including our general expectations, market position, market opportunity, and market size, is based on sources including industry publications and surveys, industry reports, internal surveys, and customer feedback. The market, economic and industry data have primarily been derived and extrapolated from various sources including commissioned studies, reports and publicly available data from the Federal Transit Administration’s National Transit Database (“NTD Reporting”), the American Public Transportation Association (“APTA”), and a major consulting firm.
In presenting this information, we have made certain assumptions that we believe to be reasonable based on such data and other similar sources and on our knowledge of, and our experience to date in, the markets in which we operate. Market and industry data is subject to change and may be limited by the availability of raw data, the voluntary nature of the data gathering process and other limitations inherent in any statistical survey of such data. In addition, projections, assumptions, and estimates of the future performance of the markets in which we operate are necessarily subject to uncertainty and risk due to a variety of factors, including those described in the section titled “Part I – Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.

TRADEMARKS, SERVICE MARKS, AND TRADENAMES

We own or otherwise have rights to the trademarks, service marks, and tradenames, including those mentioned in this Annual Report on Form 10-K, used in conjunction with the operation of our business. This Annual Report on Form 10-K includes our own trademarks, service marks and tradenames which are protected under applicable intellectual property laws, as well as trademarks, service marks and tradenames of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks or tradenames to imply a relationship with, or endorsement or sponsorship of us by any other companies. Solely for convenience, our trademarks, service marks and tradenames referred to in this Annual Report on Form 10-K may appear without the ®, ™, or ℠ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks, service marks and tradenames.

PART I
Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” or “Via,” refer to Via Transportation, Inc., individually, or as the context requires, collectively with its subsidiaries.

ITEM 1. BUSINESS
Overview
Via transforms antiquated and siloed public transportation systems into smart, data-driven, and AI-powered efficient digital networks.
We are addressing a striking gap in the $545 billion global public transportation market. While billions of people across the globe rely on public transportation, this critical form of mobility has yet to meaningfully benefit from recent advances in technology. Buses still follow fixed routes and schedules planned years, if not decades ago, regardless of actual demand for their service. We can track our pizza from the moment it leaves the oven, but parents of more than 25 million children in the United States have no way of knowing when their child’s school bus will arrive. Some of our most vulnerable citizens, who depend on paratransit to access critical medical care, have no alternative to cumbersome phone reservations that must be made a day or more in advance.
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
Via’s unified platform of cutting-edge software and technology-enabled services replaces fragmented legacy systems and consolidates operations across silos. When our customers adopt our platform, they can leapfrog years of technology neglect and drive meaningful efficiencies in their operations. Public transportation is deeply local in nature; our highly-configurable vertical stack supports the broad and diverse localization requirements of our customers. The use of machine learning and artificial intelligence (“AI”) is intrinsic to our platform and underlies continuous improvement in the performance of our software. We offer a curated suite of technology-enabled services that enable customers to more easily adopt our software and benefit from lower-cost operations. In turn, the passengers who live in the communities we serve benefit from an improved rider experience and greater access to opportunity.
Industry Background
Over the last decade we have been a leading driver of the digital transformation underway within the government transportation space. Our efforts have the potential to be further amplified by recent advances in AI and government efficiency tailwinds. However, the adoption of modern technology in this sector has historically been constrained by a number of factors:
Public transportation is antiquated, fragmented, and siloed
The dearth of modern technology solutions tailored to local government needs and a tradition of operating transportation in siloed verticals have made it difficult for governments to benefit from advancements in the broader technology sector. The majority of transit agencies still operate static routes and schedules planned years ago regardless of actual demand for their service. Nearly every transportation vertical operates on a different and fragmented technology platform many of which rely on legacy software solutions with antiquated and unscalable architectures.
Driving government change is arduous and complex
Government customers are complex organizations with a diverse set of stakeholders requiring a unique approach to change, even when the need is well-known. Additionally, government services are mission critical with very high stakes for operators, communities and local political stakeholders. It requires deep expertise and credibility to be able to drive transformation in this sector.

Public transportation services are highly local
For government transit agencies to effectively serve their passengers, they must be able to provide solutions that meet their specific local needs such as local payment, ticketing and currency integrations, local journey planning solutions, and local regulatory and reporting requirements.
Our Approach
We have spent the past decade building a comprehensive technology platform and sophisticated go-to-market strategy designed to accelerate the adoption of our software and drive the success of our customers.
End-to-end modular platform
Via’s end-to-end platform replaces fragmented legacy systems and consolidates operations across silos. Our unified software platform creates a virtuous cycle of planning, operating, and optimizing networks across multiple transportation verticals. In breaking down silos, our customers can drive meaningful operational efficiencies by leveraging fleet, driver, and staffing resources more effectively, and data streams can be unified to allow for performance optimization that spans the entire network.
•Highly configurable software: Our highly-configurable software supports the diverse localization requirements of our customers, meaningfully reducing or eliminating the need for custom development. We designed our software to meet the diverse needs of our customers’ passengers: from tech-savvy commuters to those without smartphone access to riders with disabilities. The broad extensibility of our platform allows us to seamlessly integrate a long list of local technology partners required to provide a holistic solution; from payment processors, to local ticketing systems, to providers of real-time multi-agency transit data. Robust configuration tools enable our customers to put highly local touches on their service with the click of a button, such as deciding the maximum distance a passenger might be asked to walk or what passenger pricing schemes to implement.
•Software powered by over a decade of proprietary data, machine learning (“ML”) algorithms, and AI: Our innovative network design, algorithms, and AI technology generate remarkable efficiency and customer satisfaction that drive superior outcomes. In bringing AI-powered technology to government users, our platform automates workflows and optimizes performance. Our ability to capture billions of data points, where previously there was little to no visibility, and to unify data across previously siloed operations enables us to generate actionable insights for our customers that dramatically improve the passenger experience and network efficiency.

Our algorithms leverage the data from hundreds of millions of transit trips, which allow customers to continuously improve system efficiency and the overall customer and passenger experience. Our use of AI technologies such as digital twins and generative-AI can allow cities to accurately predict costs and travel times of never-before travelled routes. The tools leverage this data to offer recommendations to planners on the most efficient transit plans across modes based on the data from thousands of “alike” cities worldwide. The scale and breadth of data over years of operation, and our continued expansion, contribute to a data advantage that strengthens as we continue to grow.
•Technology-enabled services: In order to facilitate the adoption of our software, we offer a menu of services: lowering barriers to adoption, simplifying procurement, and accelerating the localization of our platform. Our ability to offer these services is a critical piece of our strategy. It accelerates our go-to-market timelines and drives performance outcomes for our customers. These services, which can either be provided by us or by a curated ecosystem of third-party providers, include driver and fleet management, customer support, marketing services, and more, plugging the gaps in our customers’ operations where they lack the modern infrastructure or capabilities to leverage our solution to its full potential. The capabilities provided by these services are fully integrated into our software. For example, integrations between the Via platform and driver management CRM solutions like Salesforce allow for the seamless flow of critical information. If a driver’s license is expired in Salesforce, they will automatically be marked as ineligible to be scheduled for and unable to log in and start a shift in the Via system.
Our powerful software sits at the core of our platform. A suite of enabling services enriches our software capabilities, allowing our customers to overcome barriers to adoption. Together, our platform of software and services allows us to create a multi-vertical operational infrastructure whereby previous siloed operations and resources can be unified to create efficiencies. In turn, this allows us to unify the data across transportation verticals creating a virtuous cycle for continuous optimization.
Highly Sophisticated Go-To-Market Strategy
Even when there is a known need for change, government customers are complex organizations with a multifaceted set of stakeholders. As government services like transportation are mission critical with uniquely high stakes, barriers to adoption are extremely high. Our knowledge of the complex needs of our customers has allowed us to develop a go-to-market strategy that enables us to efficiently and effectively sell at scale.
•Technology-enabled consultative sales motion: We employ a consultative sales process, leveraging the AI-power of our technology to model to our customers the impact of our solutions, allowing them to gain confidence that change can be low-risk and high reward. Our full-service in-house transit planning and consulting agency employs our proprietary simulation technology to guide our customers through complex service planning exercises and feasibility studies. Our software allows us to generate the in-depth financial modeling and cost-benefit analysis our customers require in order to build consensus for change.
•Experienced team with deep government expertise: From the White House to running major metropolitan transit agencies, our sales, consulting, and public procurement teams represent some of the world’s preeminent experience in consulting, transit planning, and government. We look for candidates with the ability to collaborate with our customers in tailoring the right combination of modules on our platform to create a bespoke solution to meet their unique needs. We value individuals who prioritize selling the “right” solution, not just any solution.
•Sophisticated sales and public procurement teams: We have structured our sales efforts through two go-to-market strategies: direct sales and public procurements. Our direct sales team manages our sales efforts from opportunity creation to contract signing, working collaboratively with multiple teams to onboard new customers and expand with our existing customers as their needs evolve and their scope of Via solutions grows. Our public procurement efforts are led by our business development team, which focuses on writing responses to Requests for Proposals (“RFPs”). The team utilizes generative-AI language learning models to draw from our expansive library of content to seamlessly automate draft documents which can be enhanced with data from our simulation tools. Our sales motion coordinates between several key teams including our direct salesforce, business development, strategy, marketing, customer success, expansion, and consulting.
The Via Platform
Via’s modular platform transforms global transportation systems into efficient digital networks. Our vertically integrated platform is designed to comprehensively address key workflows for the end-to-end management of transit networks. This includes planning and scheduling, operating software, tech-enabled services, passenger tools, and data and insights.
Our platform:
•Helps to design and plan better transit systems and street networks;
•Serves as the daily workflow management system for our customers’ operations;
•Unifies the operational network for our customers across their vehicles, drivers and passengers, regardless of transportation vertical;
•Generates deep data insights communicated in a clear and digestible format that enables our customers to continuously optimize and report their performance; and
•Eliminates the need for costly on-premise solutions by offering a cloud-based platform.
Planning and Scheduling
Our transit planning and scheduling software allows transportation planners to build more livable cities by considering transit demands, street design, and public mobility across all modes of transit. It’s a one-stop shop where cities can leverage millions of data points to simulate and rapidly quantify the impact of changes to their network: from microtransit, to bus routes, to bike lanes.
•Planning Software: The product leverages more than 15,000 data sets, including ridership, origin-destination data, collisions, and custom Geographic Information System mapping. This data enables transportation planners to run simulations to visualize the community impact a modification would have on their networks across street infrastructure, fixed-route bus service, and on-demand transit. The use of technologies such as digital twins and generative-AI allows the product to offer proactive suggestions and cost-estimates to planners on more efficient adjustments to their networks based on the data from other “alike” cities globally.
•Integrated Transit: Integrated Transit features allow planners to configure networks that leverage “smart” algorithms to make real-time decisions on the “best” mode of transit to serve a particular trip given a set of defined cost, efficiency, and quality of service criteria. For example, the city may desire to say that as long as the rider would have to walk less than a certain distance to the fixed-route bus stop and wait under a certain threshold for the bus to come, they would prefer to only give the rider the choice to take the mode of transit that is most cost efficient for the city to provide. Our algorithms pull in the real-time location data from the bus system and the real-time location data from all the microtransit vehicles traveling at that point in time. Using predictive logic, the system is able to make routing decisions based on historical and real-time traffic speeds and demand data, examining the request in relation to other passengers travelling to the same general location. It then uses data leveraged from hundreds of millions of trips to model the cost to serve the rider in each possible scenario and select the best mode. In the event that microtransit is the more efficient mode, the algorithm will also select the single best vehicle and virtual pickup spot and generate the most efficient route to transport the rider to their destination, and dynamically update routes in response to real-time data related to changing traffic conditions.
•Fixed-Route Scheduling: Our fixed-route bus scheduling tools allow agencies to operationalize and provide detailed cost analysis of their fixed-route bus plans based on GTFS data and various parameters including across work hours, available relief vehicles, maximum runs possible, and labor rules. The tools are designed to automate the simulation of hundreds of thousands of run combinations and parameter variations to find the best options that customers can compare and choose from, providing highly detailed transparency into efficiency and cost optimization tradeoffs.
Operating Software
Our operating software is designed to manage every aspect of our customer’s daily workflows as they manage their transit networks. The Via Operations Console (the “Console”) provides sophisticated automations that minimize the amount of manual intervention necessary by dispatchers. The Console provides customers with best-in-class capabilities for:
•Real-time performance management: The Via Hub and Ride Plan allow customers to view every vehicle and passenger on the road across all their services, giving them the ability to monitor and control their operations in real-time. Notifications alert dispatchers to pending issues giving them the option to let the software automatically resolve or to manually intervene.

Our software leverages real-time speed and location data to continuously optimize for on-time performance. If the software recognizes that a vehicle is running late to a pickup, and there is another vehicle available to reach the pickup quicker, it will automatically reassign the trip and notify the passengers and drivers.

If the dispatcher wants to make a manual intervention, the tool provides a simple interface to communicate with passengers and drivers, access more information about a rider or trip, and adjust trip parameters as necessary.
•Fleet & Driver Management: Our fleet and driver management module allows customers to ensure accurate and automated vehicle tracking, driver management, incident reporting, maintenance workflows, compliance monitoring, and shift scheduling. Our Driver App has been developed to make drivers’ jobs safer and easier. The app provides a single interface where a driver can access the information they need before, during, and after their shifts. This includes performing vehicle safety inspections, turn-by-turn navigation, a dynamically updated rider manifest, automated notifications, and “one click” task acknowledgments.

The Shift Optimizer leverages our algorithms to provide recommendations for the optimal driver and vehicle shift allocation to seamlessly match predicted demand.
•Rider Management: Rider management features allow for the creation and storage of the details of a rider’s profile, including eligibility across different transportation verticals, rider language preferences, frequently requested destinations, fare-discount codes, and accommodation needs such as vision or speech impairments, wheelchair requirements, and any other required mobility accommodations. This enables us to provide a highly customized experience to passengers and ensures our software can be configured to address the unique needs of a specific rider or group of riders, such as allowing for door-to-door pickups for passengers with limited mobility. Pricing algorithms can also be configured to allow for discounts to certain demographics, such as seniors.
•Data Analytics & Reporting: Advanced analytic capabilities provide customers with real-time insights into the network’s performance. Reporting packages are designed to comply with regulatory and compliance requirements, allowing customers to easily obtain and share the relevant data needed to secure government funding.
These reports inform deployment optimization and long-term planning and can be queried and filtered for specific insights or treated as ongoing dashboards. The reports include daily and weekly views of the key performance indicators such as completed rides, driver hours, utilization (cost per ride), the percentage of demand met, the average proposed waiting time, and total new and returning riders.
Customers can also access granular data for every ride request, which can be filtered to create customized reports.
Technology-Enabled Services
Many of our customers require additional support in order to adopt modern technology. As a critical part of our go-to-market strategy, we have embedded into our platform a suite of vertically integrated services that complements our powerful software. Customers can opt to include these services on an à la carte basis or as a full turnkey solution. Examples of our technology-enabled services include:
•Driver management: we can help our government customers ensure they have a sufficient network of available drivers. We can leverage independent contractor driver partners, contract with staffing agencies, or employ drivers to bring in the appropriate driver labor supply to meet our customers’ unique requirements. As part of this service we can provide a highly efficient digital acquisition channel that leverages the latest in programmatic marketing techniques to very efficiently reach target audiences. Integrations between third party background check software and our operations software enable drivers to flow through the required registration process.
•Fleet management services: through partnerships with major vehicle leasing companies like Avis and Voyager Global Mobility, we are able to efficiently and effectively source vehicles on behalf of our customers. For a typical microtransit or paratransit service, we can rent or help our customers rent a dedicated, branded fleet that is rotated every 1.5 to 2 years, thus sustaining relatively low mileage and more limited maintenance costs than more traditional purchased vehicle models.
•Autonomous vehicles: Our software seamlessly integrates autonomous shuttles into the broader transportation landscape. We are the only government transportation software company with direct experience deploying AVs across a variety of vehicle form factors, geographies, and transit use cases to provide tens of thousands of autonomous rides around the world. Our vehicle-agnostic platform has also been proven to be the most reliable, comprehensive, and effective solution for deploying autonomous demand-response services.
•Customer support: we are able to ensure the successful day-to-day delivery of core operational key performance indicators by providing local and remote operational support. These services can take the form of local operational fleet, safety, and driver supervisors, as well as in-house and third-party call center support staffing. Our breadth of customers allows us to offer highly efficient economies of scale that would otherwise be unavailable. For example, when a customer experiences high call volumes, they can overflow calls to our third-party call centers, where a team of agents cross trained on their service and one to two other services can immediately be made available to help take calls and keep wait times low. This allows our customers to maintain their target call hold times even if they experience heightened fluctuations in call volumes, without the need to add expensive and inefficient permanent staffing.
Passenger Tools
We provide a host of consumer-grade applications to allow passengers to seamlessly plan, book, and pay for their end-to-end transit journeys. Our customers can select from a choice of passenger-facing tools depending on their needs.
•White-Labeled Rider Apps: We have developed the automated infrastructure to rapidly deploy white-label rider and caregiver apps, allowing our customers to maintain their preferred branding for their deployments. For example, in Sunnyvale, California, riders download the Peery Park Rides app while in Lone Tree, Colorado, riders download the Link On Demand app. These apps can be configured to meet a range of use-cases, including inter- and multi-modal booking, which allows riders to use a single app to plan and pay for trips across the city’s entire transportation network.
•Citymapper: Our 2023 acquisition of Citymapper, the award winning MaaS application, offers our customers another method of reaching passengers. Available for free on the app store, Citymapper’s intuitive journey-planning capabilities and real-time travel information have led to its viral adoption by more than 50 million users in over 100 cities, providing the opportunity for people to use a single mobile app to plan journeys. Since our acquisition, we have integrated Citymapper’s powerful back-end data infrastructure into Via’s platform and developed data and insight solutions for our customers, as well as the option to co-brand in the Citymapper app and generate in-app advertising revenue.
Data and Insights
The Via platform is designed to allow for the continuous optimization of operational performance. Where formerly siloed, customers can now in real-time compare performance across their vendors, drivers, vehicles, and other key variables. Our algorithms leverage ML to ingest learnings from hundreds of millions of data points and continuously improve system efficiency and the overall customer and rider experience, automatically becoming smarter over time. We deliver data insights based on how passengers are using the Via and Citymapper apps to interact with the city’s transportation network, giving highly valuable and innovative consumer behavior insights to inform planning and operational decision making. Via’s customer benchmarking tools can help customers understand how their networks are performing relative to similar communities, and offer proactive suggestions for ways in which to drive performance.
Our Competitive Advantage
Via is the only provider in the market globally that offers an end-to-end platform with fully integrated vertical software solutions, a complementary suite of technology-enabled services, and real-time data to drive actionable insights for cities. We are well positioned as a differentiated provider with unparalleled scale, consistently high growth and market leadership.
Our continued success is driven by our ability to deliver tangible value to our customers and their passengers and the sophisticated sales motion that we have established to navigate this complex sector. These are several of the advantages that set us apart:
Our Vertical Software Breaks Down Operational Silos and Drives Network Efficiencies
We believe that we are the only company in our industry that has developed an end-to-end and easily configurable cloud-based and vertically integrated software solution. Virtually every component of a customer’s transportation network can be planned, optimized, and operated on one unified vertical technology stack. Our technology offers flexibility, adaptability, and scalability while allowing for the high degree of configurability needed to win customers and meet the unique needs of each community.

Our Highly Modular Platform Meets the Needs of our Diverse Customer Base
We offer a customer-centric highly adaptable business model that provides a solution for any sized city, transit agency, or organization, domestic or international. When customers subscribe to our platform, they can select from a menu of applications, features, and technology-enabled services to design the optimal solution to meet their needs. We believe that by being highly configurable, our platform can meet the needs of organizations of all sizes globally, across urban, suburban, and rural environments.
Our Data Advantage Generates Actionable Insights for Customers
Data is fundamental to everything we do at Via. We have spent more than a decade cultivating billions of data points from the hundreds of millions of trips powered on our platform to drive the ML and AI that powers our software. This allows our algorithms to become smarter over time; planning better, routing more efficiently, automating more tasks, and offering better predictive modeling to generate suggestions for efficiency. This creates a flywheel effect for our customers as the cost savings generated from running more efficient operations allows them to invest in further service expansions or enhancements to serve more passengers.
Our Government Domain Expertise and High Specialized Go-to-Market Strategy
Our sales efforts are centered around selling subscriptions to our platform directly through a sales force with expertise in government sales and public procurements. We have structured our sales efforts through two go-to-market strategies: direct sales and public procurements. Our direct sales team manages our sales efforts from opportunity creation to contract signing and works collaboratively with multiple teams to onboard new customers. Our public procurement efforts are led by our business development team, which focuses on writing responses to RFPs and relies on our expansive library of content and data from our sophisticated simulation tools. Our go-to-market strategy relies on several key teams including: our direct salesforce, business development, strategy, marketing, customer success, expansion, and consulting. We believe that our ability to understand and sell efficiently to our unique set of customers is a key driver of our rapid growth.
Our Brand Recognition and Reputation has Established Us as the Category Leader
With hundreds of government customers, we believe that our brand recognition and reputation has created broad awareness of us and our platform amongst our prospective customers. With less than 1% of our Serviceable Addressable Market (“SAM”) captured today, on both the basis of potential spend and number of potential customers, we are in the early innings of transforming the government transportation sector.
The reach of our platform and return on investment has allowed us to adopt a “land and expand” strategy where a new deal in a region often leads to organic growth and several other opportunities in surrounding regions. We anticipate that we will be able to leverage our position as the category leader to accelerate the growth of this emerging category.
Our Expert and Mission-Driven Team is Highly Specialized in Building for Governments
We are committed to building and nurturing an outstanding team of employees that reflects the best expertise in their fields. We pride ourselves on our culture which values exceptionalism, collaboration, optimism, diversity, and a commitment to our mission. Research and development has been a core focus of our team since day one and we believe we have built significant expertise in key areas of software development over the years including but not limited to algorithms, navigation systems, AI, ML, and user experience. Our engineering and data science teams are highly selective and include alumni of elite universities and corporations. Our track record as operators and familiarity with the day-to-day challenges faced by our customers helped us win their trust and enabled us to develop a deep understanding of the key performance indicators that are essential for our customers’ success. Our management team represents a wealth of experience across business, financial, and government sectors.
We Serve as the Conduit to Connect Autonomous Vehicles to Public Transportation Networks
We firmly believe that our platform has a pivotal role to play to enable adoption of modern technology solutions by cities and government agencies. Our software has been designed to effectively allow autonomous fleets to be deployed as part of public transit networks while supporting the unique requirements of government customers. Our highly efficient routing and sharing algorithms aggregate multiple passengers in one autonomous vehicle and ensure optimization across the entire fleet. Our dispatch software allows for the real-

time monitoring of autonomous transportation operations enabling customer support and enhancing safety particularly for vulnerable riders. A multitude of vertical software features make the system usable by all including people with disabilities, the elderly, and unbanked populations. We can provide technology-enabled services that support autonomous operations such as vehicle maintenance. As autonomous vehicles become more widely accepted, reliable, and cost effective, we believe we are poised to grow off of our early success, as we have already begun piloting the deployment of autonomous vehicles as part of public transportation fleets for dozens of our customers around the globe.
Our Growth Strategies
We intend to continue to grow our business, and pursue our large market opportunity via the following growth strategies:
Winning New Customers
We believe that our platform can be adapted to meet the needs of any city or government agency in charge of public transportation networks around the world. For example, even in North America and Western Europe, where our customers are primarily located, we capture less than 1% of our SAM. We estimate the total addressable market in North America and Western Europe to be approximately 63,000 customers, based on a report commissioned by us from a major consulting firm. We have a proven track record of winning new customers.
Growing our Existing Customer Relationships
Our ability to expand our relationships with our customers is often driven by the operational success and economic impact of our solutions. While we initially focus on acquiring new customers with one solution (most often planning or microtransit), we rapidly work to grow our relationships with our customers by expanding the scale of our contracts (through volume usage), upselling to new solutions or transportation verticals (such as paratransit, scheduling, or school transport), and introducing new modules (such as tech-enabled services, passenger apps, service design consulting, or data and insights). Our ability to expand our relationships with our customers is often driven by the operational success and economic impact of our solutions.
Expanding Internationally
We have primarily focused our sales efforts on North America and Europe, and have initiated sales efforts in the Middle East, Australia, New Zealand, Japan, and Latin America. For the years ended December 31, 2024 and 2025 respectively, we generated approximately 70% of our revenue from our customers in North America, however, public transportation is a global market and we plan to invest significantly in our sales efforts and marketing programs to grow new geographies across the globe.
Entering New Verticals
Our platform creates a unified digital infrastructure for cities, government agencies, universities and corporations. We have a strong track record of successfully launching new solutions both organically and through acquisitions. For example, paratransit and school transport solutions were added organically to the platform, while our planning and MaaS and insights solutions were added through the Remix and Citymapper acquisitions, respectively. Our long-term success will be driven in part by our ability to expand into new verticals and continue to digitize legacy government systems. We firmly believe that cutting-edge technology will help create more efficient cities and evolve to encompass all aspects of transportation systems and cities’ infrastructure. Therefore, we will continue to invest in research and development and sales and marketing to address new verticals and support our mission.
Continuing to Invest in Innovation
As pioneers of dynamic transit, we have a long history of product innovation. We maintain a robust patent portfolio of groundbreaking technologies we have developed, such as our Virtual Bus Stop dynamic routing. Our algorithms are built on a foundation of AI, which has been a significant driver of our success to date. We plan to stay at the forefront of ML and AI technology innovation in order to maintain our leadership position. Our platform is the product of 13 years of intensive research and development efforts, billions of data points from transportation trips, and hundreds of millions of dollars of research, development, and operations investment.

We plan to continue to invest in new products and features to enhance the capabilities of our platform and maintain our competitive advantage.
Evaluating Acquisitions in a Fragmented Market
Our competitive landscape is highly fragmented and siloed with large, legacy players lacking in product and technology expertise and numerous technology point solutions which are vertically focused and not operating at significant scale. Because of this, acquisition or strategic partnership opportunities may arise. Acquisitions have proven to help enhance our platform, expand our geographical reach, and accelerate our market penetration.
We will continue to actively evaluate acquisition and strategic partnership opportunities. We may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities.
Our Customers
We serve a diverse set of customers, from New York City’s MTA, to the Blackfeet Reservation in rural Montana. The key decision maker for our customers ranges from a senior official or department head within the city’s transit agency to the local mayor or city counselor.
Our customers often start their journey with Via by subscribing to a single solution, typically our planning or microtransit solution. As our customers adopt more of our platform’s products and features, they experience flywheel effects from their use of the platform and the efficiencies gained throughout their transit network and improved quality of service for passengers, generating the opportunity to allow for further growth and expansion.
As of December 31, 2025, we had 821 customers in more than 30 countries. Our contracts leverage a subscription-based model, are typically multi-year and generally include a volume component. The unit of volume is fleet size, minimum number of vehicles, or total number of vehicle-hours. Our customers may contract for a wide range of solutions and each solution may comprise a diverse mix of modules and prices accordingly. The cyclical nature of government procurement means that customers typically enter with one solution to serve a particular transportation vertical. Over time, we often see our customers grow their volume usage with their existing solution. And, as their other legacy siloed operations reach the opportune moment in their procurement cycles, customers add additional transportation verticals to their scope, resulting in additional contract value growth. This business model has provided significant upside and enabled us to generate meaningful and durable growth with our existing customers.
Competition
The public transportation market, while fragmented, is highly competitive. The size of the total addressable market and the emergence of innovative technology that enables digitization of legacy services attract interest from corporations, entrepreneurs, and investors globally. We believe that we are currently the category leader in digitizing public transit systems, based on the comprehensiveness of our solution and the number and scale of our deployments worldwide. However, increased availability of capital may allow market participants to adopt aggressive go-to-market strategies, enhance and expand product offerings, and consolidate with other participants, any of which could jeopardize our position.
We face competition across all segments of our platform. Our competitors vary in size, technological sophistication, and operational capabilities, and include legacy software providers, large technology and mobility companies, transit operators, auto manufacturers that offer mobility solutions, and smaller start-ups.
We believe that our leadership position depends on several factors:
•End-to-end vertically integrated platform of software and services;
•Breadth and depth of our software;
•Data and operational expertise from hundreds of millions of trips;
•Specialized, proprietary algorithms;
•Our ability to offer superior user experience;

•Sales motion to sell into a complex, public end-market;
•Expertise to successfully identify and efficiently respond to public procurements;
•Sophisticated simulation tools and extensive library of content to support sales and procurement processes;
•Brand awareness, reputation and customer references; and
•Exceptional team and excellence of execution.
Our ability to execute on our strategy will depend on cultivating our strengths and maintaining our leadership position.
Via’s Mission, Team, and Culture
At Via, we are motivated by the mission that access to efficient and affordable public mobility creates economic and social opportunity. We believe that we, as custodians of public tax dollars, have a responsibility to strive for excellence in every solution we develop, every proposal we bring to a customer, and every service we deliver.
We pride ourselves on our high bar for hiring talent and a strong culture which values exceptionalism, collaboration, optimism, and a commitment to our mission. Our management team represents a deep wealth of experience across business, financial, and government sectors. The management team is a close-knit group and has worked together for an average of ten years. As of December 31, 2025, we had 1,040 corporate and local operational employees across 18 countries around the world. Our headquarters are located in New York City.

Sales and Marketing
We have made significant investments in our sales and marketing team. We have invested in developing a sophisticated go-to-market strategy enhanced with a set of proprietary technologies that allow us to implement highly cost-efficient, scalability, and easily replicated processes across a diverse set of geographies.
Our sales and marketing team is divided into our direct salesforce, business development, strategy, marketing, customer success, expansion, and consulting teams.
We sell our platform mostly through our direct salesforce and our business development teams.
Our direct salesforce builds local relationships with customers and manages the sale process end-to-end. Our business development team allows us to successfully compete in procurement processes for large government contracts, achieving sales cycles comparable to the industry benchmark for enterprise SaaS. The team utilizes proprietary generative-AI language learning models to draw from our expansive library of content to seamlessly automate draft documents which can be enhanced with data from our simulation tools. The expertise of our business development team has enabled us to successfully navigate complex government procurement processes, crafting high quality proposals and accurately understanding and pricing our bids during the proposal stage.
Our sales process is highly consultative and collaborative across multiple teams to shape opportunities and set our customers up for success. Our expansion and operations teams actively participate in the sales process and help our sales and business development teams design use-cases for our software and advise customers on how to set up and run their operations. Our transit planning and consulting teams employ our proprietary simulation technology to guide our customers through complex service planning exercises and feasibility studies. Using our software allows us to generate the in-depth financial modeling and cost-benefit analysis our customers require in order to build consensus for change. Our public policy team helps customers identify sources of funding and pursue funding opportunities to finance the deployment of our technology. Post launch, our customer success team provides continuity in the relationship with our customers and is instrumental in identifying and selling expansion opportunities.
Our marketing efforts help articulate our vision of how we can shape the future of cities with our software. Our marketing team engages in a variety of traditional and online marketing activities designed to enhance the visibility of our market, provide sales support, build brand recognition, and enhance our reputation as the category leader. We drive demand and brand recognition by leveraging digital advertising, search engine optimization, webinars, social media, thought leadership and various event-based marketing. We participate at industry conferences, publish case studies and articles in the industry press and have active relationships with industry analysts. We benefit from network effects as we build goodwill through customer reviews and testimonials, word-of-mouth referrals and references from other industry participants.
We plan to continue to invest in our sales and marketing efforts to reach new customers, deepen our relationships with existing customers, and promote the adoption of our technology globally.
Research and Development
Via was founded on the premise that software can transform cities and how the world moves.
Research and development has been a core focus of our team since day one and we believe we have built significant expertise in key areas of software development over the years including but not limited to algorithms, navigation systems, AI, ML, and user experience.
Our engineering and data science teams are highly selective and include alumni of elite universities, corporations and Israeli Defense Forces units. They are mostly located in Tel Aviv, New York, San Francisco, and London.
We plan to continue to invest in our research and development capabilities to enhance our software and to enter new transportation verticals.
Intellectual Property
We rely on a combination of patent, trade secret, copyright, trademark and other intellectual property laws, as well as contractual provisions, such as confidentiality clauses, to establish and protect our intellectual property. We believe that our technology and innovations are extremely valuable, and our success depends in part on our ability to effectively protect our intellectual property rights. Via also maintains a vast library of proprietary data and analysis from the hundreds of millions of rides it has delivered over time. The aggregated and anonymized insights derived from this data are extremely valuable to our partners as they seek to better understand their transit planning needs and the transit decisions of their communities. As of February 28, 2026, we have 17 issued U.S. patents and 10 non-U.S. registered patents, as well as 14 pending U.S. patent applications as well as 3 pending non-U.S. patent applications.
In addition to its patent portfolio, we own 41 registered trademarks including 7 registered trademarks in the United States and 34 registered trademarks internationally. Our registered trademarks include the “Via”, “Remix”, and “Citymapper” marks and logos as well as our slogan “Powering Public Mobility.” We continually review our intellectual property development efforts to assess the existence and patentability of newly developed intellectual property and intend to pursue additional trademark protection as we expand and develop the Via brand across the world.
From a contractual perspective, we protect our intellectual property using non-disclosure agreements, confidentiality provisions, license agreements, employee and contractor invention assignment agreements and other similar agreements. Our customer contracts include language that confirms we are only providing access to previously developed configurable software and not performing custom development work and that we own all of the intellectual property licensed to our customers.
Policing and litigating such claims is expensive and time-consuming and is not guaranteed to be successful. In addition, in the past we have faced in the past, and we continue to face patent, trademark, and copyright lawsuits and allegations that we have infringed on third-party intellectual property rights, including those of our competitors, formerly practicing entities or non-practicing entities. As our business grows, we may encounter more such claims. Furthermore, we zealously protect our intellectual property rights and have in the past filed and received favorable decisions in lawsuits against our competitors where we believe our patent and other intellectual property rights are being infringed. See “Legal Proceedings—Patent Litigation.”

Government Regulation
We are subject to the laws and regulations of the United States and other jurisdictions affecting the sale of our software and tech-enabled services including transit operations. These laws, regulations, and standards govern issues such as U.S. Department of Transportation (“U.S. DOT”) funding and procurement regulations, regulations and guidelines for recipients of Federal Transit Administration (“FTA”) funding, Americans with Disabilities Act regulations, requirements for fixed-route bus operators and federal, state, and local paratransit and school transport requirements, where applicable. Other federal, state and local laws, regulations and rules govern issues such as transportation, labor and employment, worker classification, data privacy, AI, cybersecurity, competition, payments, product liability, personal injury, intellectual property, consumer protection, taxation, accessibility, anti-corruption, government procurement, autonomous vehicles, and health and safety requirements. The legal and regulatory landscape is often complex, dynamic and varied. As a result, the interpretation and application of these laws and regulations in practice may change or develop over time through judicial precedent or as new guidance is provided by governmental and administrative agencies.
As a global company, international regulations and trade relations could also potentially impact our business. We are subject to laws, rules and regulations across different countries that may change over time. Such laws, regulations or rules may impact the operation and sale of our software and tech-enabled services by affecting our ability to conduct business in certain places. For example, restrictive measures may be imposed on U.S. companies by other governments that limit our eligibility to provide tech-enabled services and operations in partnership with local clients.
Data Protection and Privacy
The Via platform and the data it uses, collects or processes to run our business is an integral part of our business model and, as a result, our compliance with laws dealing with the use, collection, and processing of personal data and the protection of our customer and rider data is core to our strategy to improve passengers’ experience and build trust.
Specifically, we receive, process, transmit, and store information that relates to individuals and may constitute “personally identifiable information”, “personal data”, or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from and about users of our platform, employees, business affiliates and other third parties. Consistent with our Terms of Use, Privacy Notice and other privacy notifications, we may record calls with platform users for safety and quality assurance purposes. Additionally, we may use Personal Information for marketing and advertising purposes. In the context of Citymapper, we also process personally identifiable information to deliver targeted advertisements. We utilize third-party vendors in relation to the operation of our business, a number of which process Personal Information on our behalf.
Accordingly, we are subject to numerous local, municipal, state, federal, and international laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure, processing and protection of Personal Information, as well as marketing, advertising and other activities conducted by telephone, email, mobile devices and the internet.
Within the United States, such laws and regulations include, but are not limited to the Federal Wiretap Act, the Electronic Communications Privacy Act and the Federal Trade Commission Act. We are also subject to a growing number of state laws, such as the California Invasion of Privacy Act, and the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020) (the “CCPA”). The enactment of the CCPA has prompted a wave of similar comprehensive privacy statutes that have been enacted in numerous U.S. states, and similar laws have been proposed at the federal level as well. New legislation proposed or enacted in a number of states imposes, or has the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and process confidential or sensitive Personal Information, and will continue to shape the data privacy regulatory landscape nationally.
As a result of our international services and operations, we must also comply with a range of foreign data security and privacy laws. Most jurisdictions in which we operate have established or are in the process of establishing data security and privacy legal frameworks with which we or our customers must comply. For example, we are subject to the European General Data Protection Regulation and its UK equivalent (together, “GDPR”) which regulate the collection, control, processing, sharing, disclosure, and other use of Personal Information in the European Economic Area (“EEA”) and the UK, respectively. The GDPR contains strict requirements for processing the personally identifiable information (or personal data, as defined in the GDPR)

of individuals residing in the EEA or in the United Kingdom, irrespective of where that processing occurs. In particular, under the GDPR, fines could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in additional to potential civil litigation claims by customers and data subjects. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) profiling of individuals and automated individual decision-making. The GDPR requirements apply not only to third-party transactions, but also to transfers between us and our subsidiaries regarding information related to our business operations.
In addition, jurisdictions have also adopted laws related to cross-border transfers of Personal Information. For example, we may be subject to European data protection laws regarding cross-border transfers of personal data outside the EEA, including to the United States, and equivalent legislation in the UK. The Privacy Shield framework administered by the U.S. Department of Commerce, one of the primary safeguards used for transfers of personal data from the EEA to the United States, was invalidated by a decision of the EU’s highest court. We currently rely on the adequacy standard adopted by the European Commissions through the EU-U.S. Data Privacy Framework, but this standard has faced legal challenges. We have adopted a modernized version of the European Commission’s Standard Contractual Clauses (“SCCs”), which apply to the transfer of personal data outside of the EU to a country not approved by the EU as providing an adequate level of protection for the processing of personal data. We cannot be sure how enforcement agencies will interpret the application of the modernized SCCs. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency. For transfers between the EEA and the UK, the European Commission adopted an “adequacy decision” under the GDPR, and the UK’s “adequacy regulations” include countries in the EEA and countries covered by existing EU “adequacy decisions.” In the UK, we rely on the UK’s International Data Transfer Addendum for our transfers.
In August and October 2025, we updated our privacy notice to reflect evolving regulations and internal practices both in the United States and globally. However, the impact of recently enacted privacy laws, including those focused on the ethical use of AI, on us and others in our industry is unclear, although we review and analyze additional regulations and guidance as they are issued. In order to prepare for compliance with these laws, we may be required to modify our data collection, usage and processing practices and policies, disclose or modify our use of AI-enhanced product features, and incur substantial compliance-related costs and expenses. Non-compliance with these laws could result in penalties or legal liability. We have invested, and will continue to invest, human and technology resources into our data privacy compliance efforts in the United States, Europe and in other jurisdictions.
We are also subject to laws, regulations and standards related to advertising and marketing, including the Telephone Consumer Protection Act (the “TCPA”) and the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM”). In particular, the TCPA imposes significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Additionally, the CAN-SPAM establishes specific requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content,and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt-out of receiving future commercial emails from the sender.
Artificial Intelligence
Jurisdictions have adopted, and we have seen legislative proposals on, regulations of artificial intelligence. A number of legislative proposals in the EEA have imposed, and could continue to impose, new obligations in areas affecting our business, including the EU Artificial Intelligence Act (the “EU AI Act”) adopted in March 2024 and the European Data Act, adopted in December 2023. Some countries are also considering passing, or have passed, legislation implementing data protection requirements or requiring local storage and processing of information, or similar requirements, as well as further regulation of the use of AI, that could increase the cost and complexity of delivering our services. Countries and territories are adopting such legislation or other obligations with increasing frequency.
Autonomous Vehicles
In the United States, certain jurisdictions have imposed legal restrictions or other requirements on the testing and/or general deployment of autonomous vehicles and many other states are considering such requirements. In addition, there are dynamic state and local laws and regulations regarding the use of autonomous vehicles and the incorporation of AI into autonomous vehicle software in for-hire, commercial transportation or with network company platforms.
The discrepancy among federal and state governments as to how to regulate autonomous vehicles creates legal complexity for our business. Autonomous vehicle laws, rules and regulations are expected to continue to evolve in numerous jurisdictions in the United States and in foreign countries and may impose restrictions or delays on our ability to develop, test and commercially deploy autonomous vehicles on our network. See “Risk Factors—Risks Relating to our Business and Industry—We may expand our platform and pursue initiatives, including electric vehicle partnerships, autonomous vehicle partnerships, logistics, and advertising, which may not be successful.”
Available Information

Our website address is www.ridewithvia.com. We make certain filings with the Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. We have included our website address as an inactive textual reference only. The information contained on, or that can be accessed through, our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
An investment in our Class A common stock involves various risks, including those described below. You should consider carefully the following risks, together with the financial and other information contained in in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes before making an investment decision. If any of the following risks or uncertainties actually occurs, our business, financial condition, and results of operations could be materially and adversely affected. In that case, the market price of our Class A common stock could decline and you may lose all or a part of your investment. The risks discussed below are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that any of the events discussed below will not occur.
Summary Risk Factors
Our business is subject to a number of risks and uncertainties. These risks could materially and adversely impact our business, financial condition, and results of operations, which could cause the trading price of our Class A common stock to decline and could result in a loss of all or part of your investment. The principal risks and uncertainties affecting our business include the following:
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
We have incurred net losses in each year since our founding and we may not be able to achieve or maintain profitability in the future. We incurred a net loss of $96.4 million and $90.6 million in the years ended

December 31, 2025 and 2024, respectively, and we had an accumulated deficit of $1.2 billion as of December 31, 2025. We expect our costs will increase over time as we plan to invest significant additional funds towards growing our business and continuing to operate as a public company. Our losses may also increase as we continue to grow our business. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding the breadth and depth of our software, adding new transportation verticals, entering new markets and geographies, enhancing scalability, performance and security, investing in the safety of our operations, disaster recovery and resiliency measures, and increasing our sales, customer success and marketing efforts. These efforts may be more costly than we expect and may not result in the expected increase in revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our research and development and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
Our rapid growth and financial performance in recent periods may not be indicative of future performance. If we fail to grow at the rate we currently expect, we may not be able to achieve and maintain profitability, which would adversely affect our financial results and future prospects.
We have historically grown rapidly and our recent revenue growth rate and financial performance should not be considered indicative of our future performance. Our revenue was $434.3 million and $337.6 million for the years ended December 31, 2025 and 2024, respectively, representing a year over year increase of 29% in aggregate.
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
Contracts with state, local, and foreign governments and government agencies (including resellers to these entities) accounted for over 90% of our total revenues for each of the years ended December 31, 2025 and 2024. We believe that the success and growth of our business will continue to depend on our successful procurement of government contracts.
Sales to government agencies are subject to a number of challenges and risks. Our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities at the federal, state or local level, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contracts in any jurisdiction in which we operate. U.S. government spending levels for transportation-related programs remain uncertain, and may not be sustained at the levels associated with government fiscal year 2025. In addition, the Trump Administration has issued executive orders which, among other things, pause disbursement of funds appropriated through the Inflation Reduction Act and Infrastructure Investment and Jobs Act. Further, the Trump Administration has stated its intent to evaluate overall government spending, including in the transportation space. This and other actions taken in connection with government spending could adversely impact our business, results of operations, financial condition, and growth prospects. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from transit-related programs as a result of competing demands for federal funds or other factors. Abroad, we have several contracts in Germany which, if the German government or the agencies or entities with which we contract took similar budgetary constraining measures, could negatively impact our business, financial condition, and results of operations.
Selling to government agencies involves a procurement process which can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense to craft a formal proposal that meets the detailed procurement requirements, without any assurance that these efforts will generate a sale. In addition, contracts with government agencies frequently contain terms including termination for convenience provisions, discretion for the government customer to suspend or delay performance, and government options for future periods of performance. Compliance with complex regulations and procurement rules across many jurisdictions can be expensive and consume significant resources. Because of the large number of jurisdictions in which we currently operate, it is a challenge to identify and ensure compliance with all local, state, federal, and foreign rules and regulations regarding public procurement. These rules can relate to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in private sector commercial contracts. These may include rights with respect to the accuracy of information provided to the government, contractor compliance with requirements to use disadvantaged business entities as subcontractors, compliance with requirements imposed by the FTA on our customers, and other terms that are particular to government contracts.
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

We are subject to a wide range of laws and regulations, many of which are constantly evolving. Sudden regulatory change, or our failure to comply with such laws and regulations, including those promulgated by the U.S. DOT and FTA in the United States, state and local transportation network companies (“TNC”) and motor carrier laws, labor and employment laws, and the laws of other government authorities in other jurisdictions, may subject us to lawsuits, regulatory inquiries, and other proceedings that may result in monetary payments or otherwise adversely impact our reputation, business, and results of operations.
We are subject to a wide variety of laws, regulations, and standards in the United States and other jurisdictions governing issues such as the licensing of TNCs and motor carriers, for-hire vehicles and on-demand transit (also known as microtransit), paratransit, student transport, fixed-route buses, labor and employment, anti-discrimination, harassment and retaliation, accessibility, worker classification, screening and background checks, unionizing and collective action, arbitration agreements and class action waivers, workplace safety, personal injury, intellectual property, privacy, data security consumer protection, taxation, payments, and competition. We are also subject to rules and guidelines of the U.S. DOT and FTA in the United States, as well as other government authorities in other jurisdictions. These laws, regulations, and standards are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. Our business, financial condition, and operations are reliant on our ability to remain in compliance with these rules across all jurisdictions in which we operate.
Certain of our state and local contracts contain requirements to subcontract a portion of services or allocate a percentage of revenue derived from the contract to disadvantaged business enterprises (“DBEs”). The Department of Transportation issued an Interim Final Rule on October 3, 2025 that makes changes to the administration of DBE requirements and programs on a federal level. Additionally, updated guidance regarding these requirements was issued on December 1, 2025. While some customers have issued guidance on this issue, lack of clarity or conflicts with respect to our compliance obligations under federal, state and local law, could negatively impact our business, financial condition, and results of operations.
 We have been proactively working with state and local governments and regulatory bodies to ensure that our platform is widely available in the United States and abroad. Certain local and state laws governing microtransit have been, and may continue to be, drafted with the business or labor models of certain service providers in mind, thus making them more challenging for us to comply with unless we adapt our business model or advocate for legislative reforms or exemptions. New laws and regulations, and changes to existing laws and regulations, continue to be adopted, implemented, and interpreted in response to our industry and related technologies. Certain jurisdictions and governmental entities may require us to obtain permits, pay fees or penalties or comply with certain other requirements. These jurisdictions and governmental entities may reject our applications for permits or deny renewals, delay our ability to operate, increase their fees, or charge new types of fees, any of which could adversely affect our business, financial condition, and results of operations. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
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
Our customers have no obligation to renew their contracts after the expiration of the initial or current term, and our customers, if they choose to renew at all, may renew for a decreased level of service (whether measured by number of vehicles or vehicle hours) or with less favorable pricing or other terms. Further, certain of our public sector customers are obligated to issue RFPs. We may be forced to resubmit bids to continue working with such customers, and we cannot ensure that we will be able to win the RFP. Due to our limited operating history in certain transportation verticals, we have limited historical data with respect to rates of customer renewals in those verticals and cannot be certain of anticipated renewal and revenue retention rates. Our contract renewal rates and revenue retention rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform, rider demand in a geographic area, pricing, or the ability of our customers to maintain their current spending or funding levels. If our customers do not renew their agreements for similar levels of service and on similar pricing terms, our revenue and revenue retention rates may decline. Additionally, as the market for our software continues to develop, we may be unable to attract new customers based on the same business model that we have used historically. Moreover, large or influential customers may demand more favorable pricing, expanded product or service offerings or other contract terms from us. As a result, we may in the future be required to change our pricing model, reduce our prices, or accept other unfavorable contract terms, any of which could adversely affect our business, financial condition, and results of operations.
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
In addition, we may price our initial bid for procurement at a level that we do not expect to meet our profitability goals in the near term with the expectation that either our relationship with the customer will grow and become more profitable over time or that the contract will generate value in other ways, including but not limited to creating new contract opportunities in the region, expanding into new transportation verticals, and creating case studies to illustrate the benefit of our platform. Certain competitors have in the past, and may in the future, submit bids to provide their services for a nominal amount, and have therefore been awarded contracts following competitive RFP processes. If this practice continues or becomes widespread, it could reduce our ability to effectively compete in key markets or, alternatively, reduce the market price for our services. If we misprice our contracts or misestimate the value of our contracts, it could adversely affect our business, financial condition, and results of operations.
If we are unable to manage the risks presented by our international operations, our business, financial condition, and results of operations may be adversely impacted.
We had 821 customers in more than 30 countries as of December 31, 2025. Revenues from customers in the United States, however, comprised 71% and 65% of our total revenues for the years ended December 31, 2025 and 2024, respectively, while revenues from Europe accounted for 26% and 32% of our total revenues, respectively, a majority of which were earned in Germany, over the same period. We have limited experience conducting our business in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international presence and compete with local competitors.
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
We may face unexpected challenges related to the complexity of our customers’ implementation and configuration requirements. Implementation of our platform may be delayed or expenses may increase when customers have unexpected data, software or technology challenges, unanticipated business requirements, or additional technology specifications, which could adversely affect our reputation in the marketplace, our relationship with customers and our operating results. In addition, we may offer as part of our competitive procurement process to provide certain software features that we have not yet fully developed or implemented, and we may fail to develop or implement those features prior to commencement of the customer’s operations.
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
We face competition from a variety of businesses, including legacy software providers (such as Constellation Software, Tyler Technologies, Giro (Hastus), and Ecolane), large technology and mobility companies (such as Siemens Mobility, Mobileye (Moovit), Uber, Lyft, and Verizon), transit operators (such as Deutsche Bahn, Transdev, and MV Transit), auto manufacturers that offer mobility solutions (such as Volkswagen (MOIA), and smaller start-ups (such as RideCo, Spare Labs, Optibus, and The Routing Company).
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
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including, but not limited to:
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
We have a limited operating history with respect to certain transportation verticals and tech-enabled services. We signed our first public-sector microtransit contract in 2017 and, in the period since then, we began offering paratransit, school transport, fixed-route and non-emergency medical transport (“NEMT”), acquired Remix’s cloud-based planning software, acquired Citymapper’s consumer-facing journey planning solution, and acquired Downtowner’s (as defined below) public transit solutions for destination cities. We have invested in enhancing our foundational systems as we have scaled our business and continue to develop and enhance these systems. This work subjects us to various costs and risks, including increased capital expenditures, additional administration and operating expenses, potential disruption of our internal control structure, difficulty acquiring and retaining sufficiently skilled personnel, demands on management time, the introduction of errors or vulnerabilities and other risks, and costs of delays or difficulties in transitioning to or integrating new systems into our foundational systems. There can be no assurance that we will succeed in developing our capabilities in each of these areas, or that a desirable return on investment will be achieved on the investments made in these areas. A failure to successfully execute on the development of our foundational systems would adversely affect our business, financial condition, and results of operations.

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
We have incorporated and may continue to incorporate traditional AI, ML and generative AI solutions into our platform, services, and products, including those based on large language models, and these applications may become more important to our operations or to our future growth over time. We are using AI extensively for our internal operations, in almost every department of our business. To the extent that our products incorporate AI, we may need to update those features more frequently to keep up with the speed of advancement in AI-related technologies. We may use AI solutions to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI or at all. AI may create mistakes or hallucinations that disrupt our business. Like any third-party technology, AI systems can fail or crash, which could also have a negative impact on our business or products that incorporate AI. We may also fail to properly implement or market our tech-enabled services that incorporate AI. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations.
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
Geopolitical conditions in Israel and throughout the Middle East may adversely affect our engineering operations and our research and development efforts, which could lead to a decrease in revenues.
Following the October 7, 2023 attacks by Hamas terrorists in Israel’s southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah, a terrorist organization based in Lebanon, Syria and Iran, both directly and through proxies. Although a ceasefire between Israel and Hamas took effect on October 10, 2025, there is no assurance that this agreement will continue to be upheld. On February 28, 2026 the U.S. and Israel initiated air strikes against Iranian military targets and leadership. Since then, retaliation by Iran against U.S. and Israeli interests in the Middle East has been widespread. As of the date of the filing of this Annual Report on Form 10-K, military activity and hostilities continue to escalate in the Middle East, and the situation throughout the region remains volatile, with the potential for continued escalation into a broader and more sustained regional conflict.
We are a U.S. company with two wholly-owned Israeli subsidiaries, Via Transportation Technologies Ltd, and Via Mobility Israel, Ltd. Our Chairman and Chief Executive Officer is originally from Israel and we have over 250 employees in Israel, mostly located in Tel Aviv, who primarily support the engineering, research and development and product development functions.
In connection with the war, several hundred thousand Israeli military reservists were drafted to perform immediate military service, and military reservists are expected to perform long reserve duty service in the coming years. Since the conflict began on October 7, 2023, certain employees in Israel have been called to active military duty and may be called again in the future, particularly in connection with the recent escalation of hostilities with Iran. Further, the war has included and may continue to include various methods of armed attacks that have already caused and may cause further damage to private and public facilities, infrastructure, utilities, and telecommunication networks. This may require the temporary closure of our offices or facilities or affect our employees’ ability to work, negatively impacting our ability to conduct business efficiently, thereby leading to increased costs associated with alternative solutions or contingency measures. Such attacks may also pose risks to the safety and effectiveness of our workforce and impair our ability to maintain business continuity, which would likely result in substantial direct and indirect costs that may not be recoverable from our commercial insurance.
Although we continue to monitor the situation closely, to date our operations in Israel have continued without material interruption. In 2025, we did not generate any revenue from sales to customers in Israel, and as of the date of this Annual Report on Form 10-K, the vast majority of our employees are located outside of Israel. This is a rapidly changing situation, and we cannot predict how events will develop over the coming months. There can be no assurance that ongoing war or conflict in the Middle East will not have an adverse effect on our ongoing development efforts, our business and our operating results.
We have regular interactions with governmental officials in the ordinary course of business and are subject to anti-corruption laws and other anti-bribery and anti-kickback laws and regulations.
We are subject to anti-corruption, anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, sections of the German Criminal Code that prohibit bribery and granting of benefits to public officials (i.e., “Vorteilsgewährung", Section 333 GCC and “Bestechung”, Section 334 GCC) and other anti-corruption, anti-bribery, lobbying, and anti-money laundering laws in the countries in which we do business. These laws generally prohibit us and our employees from improperly influencing government officials in order to obtain or retain business, direct business to any person, or gain any improper advantage. Over 90% of our business is derived from government contracts and we have regular contact with governmental officials as our customers and to obtain permits and licenses to operate our business. While the U.S. Department of Justice (“DOJ”) has recently resumed FCPA enforcement with a renewed focus on organizations with ties to terrorism, organized crime or cartels, health care fraud, and/or foreign corporations whose corrupt actions harm the interests of domestic corporations, the federal government may expand or shift the focus of FCPA enforcement activity in the future. DOJ’s recent guidelines have no effect on the enforcement of anti-corruption laws in the foreign jurisdictions in which we operate, nor on U.S. state and local anti-corruption laws. Furthermore, many of our governmental contracts contain explicit prohibitions on bribery of governmental officials. The FCPA and other applicable anti-bribery and anti-corruption laws also expose us to liability for the acts of corruption and bribery committed by our third-party business partners, representatives, and agents who may act on our behalf, even if we do not explicitly authorize such activities.
U.S. public companies are required to maintain books and records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. While we have policies and procedures in place to address compliance with the FCPA, the U.K. Bribery Act 2010, and other applicable anti-bribery and anti-corruption laws and regularly train our employees in this area, we cannot assure you that our employees, third-party business partners, representatives, and agents will not take actions in violation of our policies or applicable law. Any violation of the FCPA or other applicable anti-bribery, anti-corruption, and anti-

money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, legal fees and fines, loss of export privileges, criminal or civil sanctions or suspension or debarment from government contracts, diversion of management’s attention and other adverse consequences to our business that could adversely affect our business, financial condition, and results of operations.
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
Transportation operations serving vulnerable or specialized populations may be subject to additional regulatory requirements beyond those listed above. For example, there are federal, state, and local laws governing the collection and use of student data or data from children, such as the Family Educational Rights and Privacy Act (“FERPA”) and Children’s Online Privacy Act (“COPPA”). When we provide our software for school transport, we must ensure compliance with all relevant laws covering student data and are subject to the heightened reputational risks associated with a data breach involving student data.
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
Violations of sanctions or export controls may expose us to significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Any such violation could materially and adversely affect our reputation, business, results of operations and financial condition.
Our business may be affected by sanctions and export controls targeting Russia.
Following Russia’s invasion of Ukraine in 2022, the U.S. and U.K. governments and the European Union, among other jurisdictions, introduced various packages of sanctions and export controls targeting Russia and various Russian entities and individuals. Developments in the geopolitical climate could see further changes in sanctions laws and regulations, which could lead to increased operational costs or resources being required across the business to address such matters. Given changes to sanctions laws can be implemented with little to no notice, we are required to react quickly to any developments. This could include, for example, blocking accounts or freezing shares, with the assistance of our transfer agent. In the event that we take any such steps, the subjects may allege that they have suffered loss and seek to assert claims against us, which could negatively impact our financial condition.
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
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services, and other assets as well as strategic investments that complement our business. For example, in December 2025, we acquired Downtowner Transportation LLC and its wholly owned subsidiaries (“Downtowner”), a transportation technology company specializing in innovative and efficient public transit solutions for destination cities. As part of our corporate development process, we continue to evaluate potential acquisition opportunities. There is no assurance that any businesses we acquire will be successfully integrated into our business or generate substantial revenue.
Acquisitions involve numerous risks, any of which could harm our business and negatively affect our business, financial condition, and results of operations, including, but not limited to:
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
We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including expediency, protection of our reputation, and to prevent the uncertainty of litigating. We expect that such expenses will continue to increase as our business grows and we face increasing public scrutiny. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any passengers, drivers or other third parties could result in negative publicity and harm to our brand, reputation, business, financial condition, and results of operations. Our insurance policies and programs may not provide sufficient coverage to adequately mitigate the potential liability we face, especially where any one incident, or a group of incidents, could cause disproportionate harm, and we may have to pay high premiums or take on high self-

insured retentions for our coverage. If we experience a higher than normal rate of accidents, the cost of our insurance may increase.
Where we rely on third-party background check providers, such as Checkr, to screen potential drivers, if such providers fail to provide accurate information, our business, financial condition, and results of operations could be adversely affected. At the same time, if our background checks are too restrictive and inadvertently prevent otherwise qualified drivers from using our platform, or if we are unable to implement and communicate these measures fairly and transparently, our business could be negatively impacted. As we expand our customer base to include more paratransit, NEMT, and school transport services, we may be subject to an increasing number of claims, lawsuits, investigations, or other legal proceedings related to injuries to, or deaths of, passengers utilizing these services. Transporting vulnerable individuals, such as sick patients, elderly people, persons with disabilities, and children, carries higher than normal risk of serious injury and death, and any issues in the transportation of vulnerable individuals may receive increased media attention and result in increased harm to our brand and reputation.
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
Insurance providers have raised premiums and deductibles for many businesses in the mobility and transit operations sectors and may do so again in the future. Further, our paratransit, school transport and NEMT services may carry a higher risk of accident-related claims, and our insurance policies for those specific businesses may not be sufficient, subjecting us to additional expenditures. Similarly, our fixed-route and network operations may require a different insurance structure with higher limits to sufficiently insure for the risk of operating larger vehicles with a greater number of passengers. As a result, our insurance and claims expenses could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if (i) cost per claim, premiums, or the number of claims significantly exceeds our historical experience and coverage limits, (ii) legacy claims and loss history develop on a more negative trajectory than predicted and reserved for, (iii) we experience a claim in excess of our coverage limits, (iv) our insurance providers fail to pay on our insurance claims, (v) we experience a claim for which coverage is not provided or which exceeds our policy limits, or (vi) the number of claims under our deductibles or self-insured retentions differs from historic averages.
Our workforce and operations have grown substantially and we expect that they will continue to do so using different labor models. If we are unable to effectively manage that growth, our reputation and brand, business, financial condition, and results of operations will be adversely affected.
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
In certain deployments where we employ drivers and local operational employees as part of our workforce, including in Sioux Falls, South Dakota, San Francisco and Los Angeles, California, Mobile, Alabama, and Fort Wayne, Indiana, those employees have unionized and are party to collective bargaining agreements. While we work cooperatively with unions including the Amalgamated Transit Union (“ATU”), the Teamsters, and SMART, respectively, in these locations, managing a unionized workforce is subject to certain challenges. If more employed drivers in our deployments, or employed drivers in new deployments, seek to unionize, or if our current unionized workforce believes that we are not honoring obligations under our collective bargaining agreements, we could face strikes and work stoppages, picketing, work slowdowns, filing of grievances, arbitration demands, filing of unfair labor practices charges with the National Labor Relations Board (the “NLRB”) and additional labor-related litigation. Any of the foregoing may require us to incur additional costs related to wages and benefits and may lead to inefficiencies in operations, unanticipated costs in sourcing temporary or third-party labor, legal fees, and interference with customer relationships. In addition, unionization of driver employees could result in delayed adoption of new technology, added costs in the form of driver pay or benefits, and actual or perceived declines in rider safety related to union requirements to prioritize seniority over driver performance standards. Further, negotiations of our collective bargaining agreements may be time-consuming and could result in higher ongoing labor costs.
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
We face intense competition for highly skilled employees, especially in New York, San Francisco, London and Tel Aviv, where we have a substantial presence and need for highly skilled employees. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. The trading price of our Class A common stock has been volatile and could continue to be subject to fluctuations in response to various factors. If the actual or perceived value of our equity awards declines for this or other reasons, it may adversely affect our ability to attract and retain highly qualified employees. Many of our employees have received significant proceeds from sales of our equity in the public markets following the Company’s initial public offering (the “IPO”), and they may receive further proceeds from sales of our equity following the conclusion of the lock-up period, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity and engagement could suffer, which could adversely affect our business, financial condition, and results of operations.
Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business, financial condition, and results of operations could be harmed.
We believe that our company culture has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including, but not limited to:
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
The rules dealing with U.S. federal, state, local, and foreign income taxation are constantly under review through the legislative process and by the various tax authorities. Changes in global tax laws or their interpretations (which may have retroactive application) could materially increase the amount of taxes we owe, and/or increase the costs of compliance, thereby negatively impacting our results of operations as well as our cash flows from operations.
We are expanding our international operations to better support our growth into such markets, and as such, we may be subject to tax laws in new jurisdictions. Our corporate structure and associated transfer pricing policies consider the functions, risks, and assets of the various entities involved in intercompany transactions. Changes in tax laws or regulations in the jurisdictions where we earn income may also impact our overall effective tax rate due to varied global tax rates. In addition, the authorities in these jurisdictions could challenge our methodologies, disagree with our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Further, if our revenue increases above certain thresholds we may become subject to tax requirements that are not currently applicable to us.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025 we had accumulated $704.2 million of federal net operating loss carryforwards (“NOLs”), and $1.09 billion of state NOLs. Certain of these NOLs will begin to expire in 2035 and 2027, respectively, and it is possible that we will not generate taxable income in time to use the NOLs before their expiration. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-ownership change NOLs and other tax attributes, including research and development tax credits, to offset its post-ownership change income may be limited. In general, an “ownership change” will occur if the ownership of our stock by certain stockholders or groups of stockholders changes by more than 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future, some of which may be outside of our control. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire may be subject to limitations.
Increased audit activity by federal, state, local and foreign tax authorities could result in additional tax liability.
Given the need for governments to increase revenue, as well as the increasingly competitive and complex tax landscape, it is anticipated that global tax audits will increase in frequency. We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions, and our intercompany relationships are subject to transfer pricing regulations administered by taxing authorities in various jurisdictions. During an audit, the relevant taxing authorities might disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. We are also subject to indirect taxes, such as payroll, sales, use, goods and services, value added tax, and gross receipt taxes in the jurisdictions in which we operate and we may face various indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes and claim input tax credits for certain indirect taxes paid to vendors. Tax auditors also may not agree with our conclusions as to whether our services are subject to indirect taxes in various jurisdictions, our ability to claim input tax credits, our calculation of payroll-related taxes or our calculation of NOLs. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-

time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We could also be subject to audits in states and foreign jurisdictions in which we have not accrued tax liabilities. A successful assertion that we should have been collecting and should continue to collect additional sales or other taxes in jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities for past sales, or otherwise harm our business, financial condition and results of operations.
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
Because we conduct a portion of our business in currencies other than U.S. dollars but report our consolidated financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. While most of our revenue and operating expenses are incurred in U.S. dollars, a portion of our revenue and operating expenses are incurred in currencies other than U.S. dollars, notably in Israeli shekels and Euros. Foreign currency exchange rates have recently been, and may continue to be, subject to increased volatility, as demonstrated by the Israeli shekel, which as of February 28, 2026, was near a historical high against the U.S. dollar. As exchange rates vary, revenue, cost of revenue, operating expenses, other income and expense, and assets and liabilities, when translated, may also vary materially and thus affect our overall financial results. We do not currently hedge against the risks associated with currency fluctuations but may do so in the future. As a result, our financial condition and results of operations could be adversely affected. In addition, changing interest rates could adversely affect our business. We are unable to predict changes in the U.S. Federal Reserve’s policies, the macroeconomic conditions that influence those policies, nor the impact that future changes will have on the economy and our business.
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
We have resolved a number of past actions challenging the classification of independent contractor driver partners who currently or previously have provided services on our platform as independent contractors in California, Illinois, New Jersey, Wisconsin and New York, including individual arbitration demands as well as collective and putative class actions filed in state courts. Although Proposition 22, which permitted California TNCs to classify their drivers as independent contractors, was upheld by the U.S. Supreme Court in July 2024, other states may seek to pass laws requiring that drivers be classified as employees or that drivers are provided with collective bargaining rights. For example, in January 2026, the New Jersey state legislature considered but did not pass legislation which would have required the reclassification of independent contractor drivers in microtransit services. Any such laws, which may include certain provisions regarding compensation, benefits, and certain other requirements, could become applicable to us and drivers in various jurisdictions. To the extent that drivers are determined to be employees under state or federal law, we may be required to cease to rely on independent contractor driver partners as a labor source. Even if state laws do not reclassify drivers as employees, such laws could impact our business.
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
We receive, process, transmit, and store information that relates to individuals and/or constitutes Personal Information. We also may record phone calls with platform users and use Personal Information for direct marketing and advertising purposes – both via email and text-based messaging. We also depend on a number of third-party vendors in relation to the operation of our business, a number of which process Personal Information on our behalf.
We and our vendors are subject to numerous laws and regulations in the countries in which we operate which address data privacy and security and the collection, storing, sharing, use, transfer, disclosure, protection, and processing of Personal Information, as well as marketing, advertising and other activities conducted by telephone, email, mobile devices and the internet. Within the United States, these federal laws include the Federal Wiretap Act, the Electronic Communications Privacy Act, the TCPA and the Federal Trade Commission Act, which prohibits companies from making false or misleading statements about their privacy or data security practices, such as misrepresentations about how they collect, use, share, and secure consumers’ personal information. In addition, there are a growing number of state laws, such as the California Invasion of Privacy Act and the CCPA, which introduced new rights for California residents and obligations for covered businesses collecting, using, disclosing and processing Personal Information. The enactment of the CCPA has prompted a wave of similar comprehensive privacy statutes in numerous U.S. states, and similar laws have been proposed at the federal level. We are also subject to the GDPR which regulates the collection, control, processing, sharing, disclosure and other use of Personal Information in the EEA and the UK, respectively.
Jurisdictions have also adopted laws related to cross-border transfers of Personal Information. For example, we are, in some cases, subject to European data protection laws regarding cross-border transfers of personal data outside the EEA, including to the United States, and equivalent legislation in the UK. The framework under which Personal Information was transferred from the EEA to the United States was successfully challenged in the EU’s highest court in 2020, and we current rely on alternate standards that have also faced legal challenges. We cannot be sure how enforcement agencies will interpret these different standards and the loss of our ability to transfer personal data from any jurisdiction could require us to increase our data processing capabilities in that jurisdiction at significant expense.
These laws, rules and regulations evolve frequently, and may be inconsistent from one jurisdiction to another, both of which complicate compliance efforts and materially increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers. There is also a risk that our customers, drivers or passengers may use our platform in a manner that does not comply with applicable law or our policies. These laws expose us to civil claims, which could be costly to litigate, whether or not they have merit, to substantial statutory damages, costly settlements or penalties. For example, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects.
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
See “Part I—Item 1. Business—Data Protection and Privacy” for additional information.

If we, our customers, or our third-party providers experience a cybersecurity or data privacy incident or other unauthorized, unlawful, or improper access to, use of, or destruction of, our proprietary or confidential data, including personal data, or that of drivers, passengers, and our customers, we may face loss of revenue, harm to our brand, business disruption, and significant liabilities.
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
We face numerous and evolving cybersecurity risks, which may involve sophisticated and highly targeted attacks. Cyberattacks, including supply chain and ransomware attacks, are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated. Furthermore, our status as a public company could make us a more attractive target for cyberattacks. Heightened geopolitical instability, particularly in regions where we have operations or development teams, may increase the risk of state-sponsored cyberattacks against our systems and infrastructure. Such actors may in the future gain access to our IT systems or networks through various means, including through social engineering/phishing, malware (including ransomware), attacks on our supply chain and third-party vendors, malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) information technology systems, products or services. Such cybersecurity incidents may not be detected immediately, and the full scope, extent, and impact of an incident may not be known for a period of time following discovery. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
Any actual or perceived adverse impact on the availability, integrity, or confidentiality of our information technology systems or Confidential Information could interrupt our operations, result in our platform being unavailable, result in loss or improper disclosure of data, result in fraudulent transfer of funds, harm our reputation and brand, damage our relationships with our customers, result in significant legal (including class actions), regulatory and financial exposure, and lead to loss of driver or rider confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. New regulations, including those from the SEC, impose additional requirements regarding the disclosure and governance of cybersecurity incidents and risk management, which could increase our compliance costs and potential liabilities. Further, because we contract with governmental entities, any actual or perceived adverse impact on the availability, integrity, or confidentiality of our information technology systems or Confidential Information could cause us to lose customers and impair our ability to win new contracts in the future.
We rely heavily on information technology systems across our operations. Our information technology systems and the information technology systems of our third-party service providers contain Confidential Information. Computer malware, viruses, spamming, and phishing attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Various other factors may also cause system failures, including power outages, catastrophic events, wildfires, inadequate or ineffective redundancy, issues with upgrading or creating new systems or platforms, flaws in third-party software or services, errors by our employees or third-party service providers, or breaches in the security of these systems or platforms. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and Confidential Information. Although we have developed systems and processes that are designed to protect Personal Information and Confidential Information, we cannot assure you that such measures will be effective.
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
We have experienced, and may continue to experience, system failures that disrupt or slow our platform. These failures typically result from software updates with unexpected errors or temporary infrastructure issues involving storage, network, or computing systems. If we are unable to scale our storage and computational capacity effectively, our ability to innovate and launch new services may be delayed, adversely affecting our growth and business.
Future system failures could lead to revenue losses, service level credits, and potential customer claims, which may be costly and time-consuming to address. In some cases, we may not quickly identify the root cause of performance issues. Prolonged outages or disruptions—including those caused by cyberattacks—could harm our reputation, reduce customer confidence, and negatively impact our business, financial condition, and results of operations.
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
We currently use ML and AI, both proprietary and third-party technologies, to improve our products and processes, such as to increase the efficiency of research and development and IT functionality and our support services, to improve the routing of vehicles, to anticipate demand for rides, and to enhance transit planning simulations, for certain marketing activities, the analysis of our business intelligence and our fraud detection systems, and have plans to expand our use of AI and ML in the future. Our research and development of such technology remains ongoing, and may be costly and yield inefficient results. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, especially in the transportation technology sector, our competitive position and business results may suffer.
At the same time, use of AI has recently become the source of significant media attention and political debate. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals, customers or society, or result in our platform and services not working as intended. Human review of certain outputs may be required. We may license AI technologies from third parties that use models trained on data that could potentially violate intellectual property, privacy, or other third-party rights or violate law. Proprietary and third-party AI technologies could generate output that is infringing, and we could be subject to claims or lawsuits. While some providers of AI technologies offer to indemnify their end users for any copyright or other intellectual property infringement claims arising from the output of their AI technologies, we may not be successful in adequately recovering our losses in connection with such claims. These AI technologies may also produce results or generate content that is inaccurate or misleading or that cannot be explained by data. These AI technologies may incorporate data from third-party sources, including information they input into the AI tools, which may expose us to risks associated with data rights and protection. In certain cases and in the future, we may rely on AI technology that is made available under open source licenses. Such technology may not be as reliable as proprietary technologies since open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims.
Further, AI and ML models require training on training datasets prior to production use, and in some instances, AI algorithms or training methodologies may be flawed. We use datasets comprised of proprietary data that we own, such as anonymized and aggregated ridership data, origin-destination data, vehicle speeds data, and custom mapping data, as well as datasets comprised of third-party data, such as census data, General Transit Feed Specification (“GTFS”) data, and open-source mapping and road speeds data. We cannot be certain that the licensors of open-source datasets or other sources had sufficient rights in the underlying data to be able to make them available under the license. If we are deemed to not have sufficient rights to the data we use to train our AI technologies, we may be subject to litigation by the owners of the content or other materials that comprise such data. Further, training on incomplete, inadequate, inaccurate, biased, or otherwise poor-quality data may result in models failing to provide acceptable results. The introduction of AI technologies, particularly generative AI, that have unintended consequences, unintended usage or customization by our customers, are contrary to responsible AI principles, or are otherwise controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, may cause us to experience brand or reputational harm, adversely affecting our business and consolidated financial statements, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, financial condition, and results of operations.
The regulatory framework governing the use of AI and ML technology is rapidly evolving, and we cannot predict how future legislation and regulation will impact our ability to offer products or services which leverage AI and ML technology.
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
The Trump administration may, as it has done in the past, rescind federal orders and/or administrative policies relating to AI and ML technology, or may implement new executive orders and/or other rulemaking relating to AI and ML technology in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI and ML technologies has been introduced at the federal level and is advancing at the state level. In Europe, on August 1, 2024, the EU AI Act entered into force (with the majority of provisions to become fully applicable by August 2, 2026) and established broad obligations for the development and use of AI-based technologies in the EU based on their potential risks and level of impact.
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
Moreover, it is possible that additional laws and regulations will be adopted in the United States and foreign jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the way in which we use AI and ML technology. We may need to expend resources to modify our products or services or incur new research and development costs in order to comply with new laws or regulations. Further, the cost of compliance could be significant. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of AI and ML technology and also may increase the burden and cost of research and development in this area.
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
We currently host our platform and support our operations on datacenters provided by third-party service providers of cloud infrastructure services, including but not limited to Amazon Web Services (“AWS”). We do not have control over the operations of the facilities that we use. These types of facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. The continuing and uninterrupted performance of our platform is critical to our success. We have experienced (including the recent AWS service outage and disruption on October 20, 2025), and expect that in the future we will experience interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including, but not limited to, infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In addition, any changes in service levels from our providers may adversely affect our ability to meet our customers’ requirements. Since the continuing and uninterrupted performance of our software is critical to our success, sustained or repeated system failures would reduce the attractiveness of our software. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our platform increases. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our software, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to attract new customers, any of which could adversely affect our business, financial condition, and results of operations. In addition, in the event that our agreement with one or more third-party providers of cloud infrastructure services is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime for a short period in connection with the transfer to, or the addition of, new cloud infrastructure service providers.
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
Our use of third-party open-source software could adversely affect our ability to offer our software and subject us to possible litigation.
Our platform contains software features licensed to us by third-party authors under “open source” licenses. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. To the extent that our platform depends upon the successful operation of the open-source software we use, any undetected errors or defects could impair the functionality of our platform, delay the introduction of new features, result in outages on our platform, and injure our reputation. In addition, the public availability of such software may present additional security risks because it may be easier for hackers and other third parties to compromise our platform.

Some open-source licenses also contain requirements that may, depending on how the licensed software is used or modified, require that we make available source code for modifications or derivative works we create based upon the licensed open-source software, authorize further modification and redistribution of that source code, make that source code available at little or no cost, or grant other licenses to our intellectual property. If we combine our proprietary software with open-source software in a certain manner, or even link our proprietary software to open-source software, we could, under certain open-source licenses, be required to release the source code of our proprietary software under the terms of an open-source software license, and we may also be precluded from charging a fee for the use of our proprietary software. The disclosure of our source code could also enable our competitors to create similar platform features with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the release of the affected portions of our source code, we could be required to purchase additional licenses, expend substantial time and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until we can adequately address the concerns.
Risks Relating to Ownership of our Class A Common Stock
The market price of our Class A common stock may be volatile or may decline steeply or suddenly regardless of our operating performance, and we may not be able to meet investor or analyst expectations.
The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid for them. Factors that could cause fluctuations in the trading price of our Class A common stock include, but are not limited to, the following:
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
•rumors, news, reports and market speculation involving us or other companies in our industry;
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
•short sales, hedging and other derivative transactions involving our capital stock; and
•other events or geopolitical factors, including those resulting from war, incidents of terrorism, natural disasters, public health threats, or responses to those events.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Our business could be negatively affected as a result of actions of stockholders, activists, or others.
We may be subject to actions or proposals from stockholders, activist investors, or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions can be costly and time-consuming, disrupt our business and operations, and divert the attention of our board of directors, management, and employees from the pursuit of our business strategies. Stockholders, activist investors, or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain talented employees, and may affect our relationships with our customers, government regulators, vendors, investors, and other third parties. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
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
Future sales of shares could cause our stock price to decline.
Sales of a substantial number of shares of our Class A common stock, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A common stock.
As of February 28, 2026, 77,342,631 shares of Class A common stock were outstanding, 3,846,183 shares of Class B common stock were outstanding and no shares of Class C common stock were outstanding. All of the shares of Class A common stock sold in the IPO are freely transferable without restriction or registration under the Securities Act, except any shares held by our affiliates (as that term is defined in Rule 144 under the Securities Act). The remaining shares of Class A common stock outstanding, and any shares of Class A common stock issued upon conversion of our Class B common stock, are “restricted securities” as that term is defined in Rule 144 under the Securities Act and may be sold in the public market only if registered or pursuant to an exemption from registration, such as Rule 144 under the Securities Act. Substantially all of such remaining outstanding Class A common stock held by our existing stockholders, including our officers and directors and the stockholders who sold shares in the IPO, are also subject to lock-up restrictions pursuant to market standoff and lock-up agreements, but will become eligible for sale upon the expiration of the lock-up period or early release.

In addition, as of February 28, 2026, there were an aggregate of 6,423,842 shares of Class A common stock issuable upon exercise of vested stock options held by individuals other than our Chairman and Chief Executive Officer and an aggregate of 1,037,500 shares of Class B common stock issuable upon the exercise of vested stock options held by our Chairman and Chief Executive Officer. There were also an aggregate of 2,824,117 shares of Class A common stock issuable upon the settlement of RSUs and PSUs held by individuals other than our Chairman and Chief Executive Officer and an aggregate of 2,414,053 shares of Class A common stock issuable upon the settlement of RSUs and PSUs (each as defined below) held by our Chairman and Chief Executive Officer. We have registered for public resale under the Securities Act all of the shares of Class A common stock issuable upon exercise of the vested stock options and any stock options that may vest in the future and upon the settlement of the RSUs and PSUs. Further, the shares of our Class A common stock reserved for future issuance under our 2025 Omnibus Incentive Plan will be available for immediate resale in the United States in the public market, subject to vesting restrictions, any applicable lock-up agreements and market standoff agreements and the Rule 144 limitations applicable to affiliates. We intend to register for public resale any other equity incentives we may grant in the future. As a result, the shares of Class A common stock can be freely sold in the public market upon issuance, subject to contractual limitations (including the lock-up restrictions described above) and compliance with applicable securities laws.
Further, pursuant to the Registration Rights Agreement, certain holders of our Class A common stock will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders beginning on March 10, 2026.
Sales, short sales, or hedging transactions involving our equity securities, whether or not we believe them to be prohibited, could adversely affect the price of our Class A common stock. In particular, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer, including us, and its business prospects that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts to create negative market momentum. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. However, even if the opinions they express may be based on distortions, omissions or fabrications, these short attacks may have an adverse impact on our stock price.
If securities or industry analysts cease to publish research about us or publish inaccurate or unfavorable research about us, our business, or our market, or if such analysts change their recommendations regarding our Class A common stock adversely, the trading price or trading volume of our Class A common stock could decline.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their recommendation regarding our Class A common stock adversely, provide more favorable relative recommendations about our competitors, or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If one or more of these securities analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our Class A common stock to decline.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of NYSE. Complying with the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
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
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience deficiencies in our controls. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our annual reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NYSE.
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
Delaware law and provisions in our Amended and Restated Certificate of Incorporation (“Charter”) and Bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our Class A common stock.
Our Charter and Bylaws contain provisions that could delay or prevent a merger, tender offer, or proxy contest. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include the following:
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
Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share, and our Class C common stock has no voting rights. Because all shares of our Class B common stock are held by our Chairman and Chief Executive Officer, Daniel Ramot, and the Ramot Trust, the multi-class structure of our common stock has the effect of concentrating voting control with Mr. Ramot. As of December 31, 2025, Mr. Ramot held or had the ability to direct the voting of shares representing approximately 33.2% of the voting power of our outstanding capital stock, which voting power may increase over time as certain equity awards held by Mr. Ramot vest and are exercised for or settled into shares of Class A common stock and exchanged for shares of Class B common stock. As a result, Mr. Ramot has significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Mr. Ramot may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale or other liquidity event and might ultimately affect the trading price of our Class A common stock.
Future transfers of Class B common stock will generally result in such shares automatically converting into shares of Class A common stock, except for certain permitted transfers described in our Charter. All outstanding shares of Class B common stock will convert automatically into shares of our Class A common stock upon the earliest to occur of (i) the 15 year anniversary of the date of the completion of our IPO, (ii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date of the death or disability of Mr. Ramot, (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date that the number of shares of Class B common stock or securities convertible into or exchangeable for Class B common stock represents less than 65% of the number of such shares or securities immediately following the completion of our IPO or (iv) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date that Mr. Ramot is no longer providing services to us as an officer, employee, director or consultant for a continuous period of more than 90 days.
Operating as a public company requires us to incur significant costs and requires substantial management attention. In addition, key members of our management team have limited experience managing a public company.
As a public company, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of NYSE. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports, such as this Annual report on Form 10-K, with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations imposes significant legal and financial compliance costs, IT and professional services costs and demand on our systems. These burdens will be even greater once we are no longer an emerging growth company. In addition, we may be subject to stockholder activism, which can lead to substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will be more visible, which may result in threatened or actual litigation, including by competitors.
Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Though we have gained additional experience in this area since our IPO, these new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.
We qualify as an emerging growth company within the meaning of the Securities Act, and we utilize certain exemptions available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in total annual revenue, which threshold is subject to adjustment; (ii) the date we qualify as a “large accelerated filer,” with $700.0 million or more of equity securities held by non-affiliates as of the last business day of our most recently completed second fiscal quarter; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO.
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

Among other things, so long as we qualify as an emerging growth company and elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, investors and securities analysts may find it more difficult to evaluate our company. Further, we may take advantage of some of the other reduced regulatory and reporting requirements that will be available to us so long as we qualify as an emerging growth company. As a result, investor confidence in our company and the market price of our Class A common stock may be adversely affected. Further, we cannot predict if investors will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on the ISO/IEC 27001 and the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). While we may not meet every technical standard and requirement specified in ISO/IEC 27001 in all respects and at all times, we use it to help identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include but are not limited to the following:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Risks Relating to our Intellectual Property, Data, and Cybersecurity.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.
The Committee receives updates from management on our cybersecurity risks as needed. In addition, management updates the Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant. The full Board receives briefings from the Committee and management on our cyber risk management program, including updates provided by the Company’s Chief Legal Officer (“CLO”) when applicable and as needed.
Our management team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The Company’s Chief Information Security Officer (“CISO”) leads the cybersecurity risk management program and meets on a regular basis with our Chief Technology Officer (“CTO”) and CLO to discuss cybersecurity risks, potential incidents, and mitigation activities. Our management team’s experience includes leading and operating cybersecurity and information security programs, including cloud and application security, incident response, security governance, and third-party risk management. Our CISO brings over 20 years of experience in cybersecurity and information technology leadership and has previously held leadership positions and served as a subject matter expert at various organizations.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
ITEM 2. PROPERTIES
Our corporate headquarters are located in New York, New York; it consists of approximately 38,000 square feet of space under a lease that expires on November 14, 2026. Our other leased facilities in the United States are in California, Indiana, Louisiana, North Carolina, Ohio, Texas, Washington, and Wisconsin; as well as internationally in France, Germany, Israel, the Netherlands, and the United Kingdom. We lease all of our facilities and do not own any real property.
We believe that our facilities are suitable to meet our current needs, and that suitable additional or alternative space will be available as needed to accommodate any growth to support new employees or new geographic markets.
ITEM 3. LEGAL PROCEEDINGS
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
In the ordinary course of our business, various drivers have challenged, and may challenge in the future, their classification on our platform as an independent contractor seeking monetary damages, injunctive, or other relief under federal and state law. In May 2025, a former independent contractor driver in the Seattle area filed a putative class or collective action in the U.S. District Court for the Southern District of New York (“SDNY”) and a similar action in Washington State Superior Court alleging misclassification. The Washington state court granted our motion to compel individual arbitration, and the Washington State Court of Appeals upheld the decision in February 2026. We filed a similar motion to compel individual arbitration in the SDNY, which also remains pending. In September 2025, we attended a mediation with a group of former independent contractor driver partners in California. In October 2025, we settled a putative class or collective action filed in the U.S. District Court for the Eastern District of Wisconsin on behalf of independent contractor driver partners for $45,000.
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
We are also involved in administrative audits related to driver classification in New Jersey and New York. These audits relate to unemployment insurance benefits to independent contractor driver partners. We contend that the driver partners are appropriately classified and that we are not obligated to provide additional benefits under state law and we are contesting these assessments. These proceedings are ongoing.
Labor Disputes and Litigation
As of December 31, 2025, certain of our driver employees in the United States were represented by a labor union and covered under a collective bargaining agreement. We have not experienced any work stoppages due to labor disputes, and we are committed to good faith negotiations with labor unions and compliance with applicable collective bargaining agreements.
From time to time, we have had occasional labor disputes. Since 2020, the Amalgamated Transit Union (“ATU”) and other labor unions have filed and may continue to file unfair labor practices charges with the NLRB and grievances against us primarily related to disputes over union voting and collective bargaining. In addition, we have inherited and may inherit in the future unfair labor practices charges from prior operators whose contracts we have taken over. We have reached resolution of all previously outstanding claims.
Employment Disputes and Litigation
In addition to challenges to labor or classification disputes, we have in the past been, are currently, and may in the future become, involved in private actions, collective actions and various other legal proceedings brought by drivers and employees related to other employment-related claims, such as workers compensation claims, employment discrimination claims, Americans with Disabilities Act, (“ADA”) claims, claims related to safety practices, challenges to regulations, and other matters. The results of any such litigation and legal proceedings are inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, costly, harmful to our reputation, and could require management time and corporate resources.
Patent Litigation
The Company is involved in legal proceedings related to alleged infringement of patents and other intellectual property. On May 3, 2021, we filed a complaint in the U.S. District Court for the Western District of Texas, alleging that a competitor, RideCo, Inc. (“RideCo”), had been intentionally infringing on our patents, and specifically, our patented virtual bus stop technology for efficient, on-demand dynamic routing for microtransit vehicles (U.S. Patent Nos. 9,562,785, 9,816,824, 10,197,411 and 10,677,604).
On July 26, 2021, RideCo filed an answer and counterclaim alleging that we are infringing on RideCo’s technology for variant trip booking options (U.S. Patent Nos. 10,248,913 and No. 10,853,743), which we denied.
RideCo challenged Via’s patents before the United States Patent and Trademark Office (“USPTO”) in an inter partes review. The USPTO Patent Trial and Appeal Board (the “USPTO Board”) upheld patents for the virtual bus stop technology invented by Via in two successive, unanimous rulings. On June 23, 2023, the USPTO Board decision concluded that RideCo did not show by a preponderance of the evidence that Via’s challenged claims of the ‘824 patent were unpatentable. On August 17, 2023, the USPTO Board issued its final decision and we prevailed on all the challenged claims on our ‘411 patent. The USPTO Board found that RideCo failed to establish its claims that our ‘411 patent was unpatentable.
On January 30, 2025, following a trial in the Western District of Texas, we won a unanimous jury verdict against RideCo whereby the jury found that RideCo infringed our three Virtual Bus Stop patents (U.S. Patent Nos. 9,562,785, 9,816,824, and 10,197,411) and ordered RideCo to pay us approximately $1.4 million in damages. RideCo withdrew its claims that our patents were invalid, resulting in a judgment as a matter of law in our favor on the issue of validity. We also prevailed against RideCo’s counterclaims: the jury found that we did not infringe either of RideCo’s two asserted patents and we are entitled to collect supplemental damages for infringement from 2022 through the date of the verdict, as well as post-judgment interest. RideCo moved for a new trial and judgment as matter of law; both motions were denied. We were granted a 10% reasonable royalty from RideCo’s continued infringing sales. The court filed an amended final judgment and RideCo has deposited over $5.2 million in damages and is making quarterly royalty payments in escrow with the Clerk of Court, pending its appeal. RideCo appealed the verdict and we cross-appealed the denial of our permanent injunction. As a result of the ongoing appeals process, the settlement amount including the balance held in escrow, has not yet been reflected in our financial results.
Personal Injury Matters
In the ordinary course of our business, various parties have from time to time claimed, and may claim in the future, that we are liable for damages related to accidents or other incidents involving independent contractor driver partners, passengers or other third parties using or who have used services offered on our platform. We and/or our subsidiaries are currently named as a defendant in certain of these types of matters, most of which are small claims pending in state courts. In many of these matters, we believe we have meritorious defenses, dispute the allegations of wrongdoing and intend to defend ourselves vigorously. Most of the losses arising from auto liability litigation are covered by our insurance, but certain losses may be within our deducible, self-insured retention or retained risk layer. We may also incur certain losses exceeding the limits of our insurance.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders of Record
Our Class A common stock has been listed on the NYSE under the symbol “VIA” since September 12, 2025. Our Class B common stock and Class C common stock are not listed or traded on any stock exchange.
As of February 28, 2026, there were approximately 1,100 stockholders of record of our Class A common stock, two stockholders of record of our Class B common stock, and no stockholders of record of our Class C common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any dividends on any class of our common stock. We do not currently anticipate paying dividends on our Class A common stock, Class B common stock, or Class C common stock. Any declaration and payment of future dividends to holders of our Class A common stock, Class B common stock, or Class C common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders, and other considerations that our board of directors deems relevant. See “Risk Factors—Risks Relating to Ownership of our Class A Common Stock—We have not paid and do not intend to pay cash dividends for the foreseeable future.”
In addition, the terms of our Credit Agreement currently limit our ability to pay dividends and future agreements governing our indebtedness may similarly limit our ability to pay dividends.
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds
On September 11, 2025, our registration statement on Form S-1 (File No. 333-289624), as amended, was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in our prospectus filed September 15, 2025 and other periodic reports previously filed with the SEC.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The performance graph below shows the cumulative total return to our stockholders between September 12, 2025 (the date that our Class A common stock commenced trading on the NYSE) through December 31, 2025, in comparison to the Standard & Poor’s 500 Stock Index, and the Standard & Poor’s Software & Services Select Industry Index. The graph assumes that $100 was invested in our Class A common stock and each index at their closing prices on September 12, 2025 and data for the indexes assumes reinvestment of any dividends. The stock price performance shown in the graph represents past performance and is not necessarily indicative of future stock price performance.

$150
$100
$50
$0
9/14/2025
9/28/2025
10/12/2025
10/26/2025
11/9/2025
11/23/2025
12/7/2025
12/21/2025
VIA
S&P 500 Index
S&P Software & Services Select Industry Index

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
The following discusses our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. Discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the final prospectus for our IPO filed with the SEC, pursuant to Rule 424(b)(4), on September 15, 2025.
Overview
Via transforms antiquated and siloed public transportation systems into smart, data-driven, and AI-powered efficient digital networks.
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
Our Business Model
Subscription-based Revenue Model
We generate revenue primarily through recurring subscription fees for access to our platform.
Our customers subscribe to one or more solutions which consist of a combination of software and tech-enabled services tailored to their needs. Contracts with our customers are typically multi-year and structured with a volume-based component, with pricing determined by a number of factors such as fleet size, minimum number of vehicles, or total vehicle-hours.
97% of our revenue came from these recurring subscription fees in each of 2025 and 2024, reflecting the predictability and scalability of our business model. The remainder of our revenue was derived from consulting services, advertising contracts, implementation fees and other one-time fees.

Our Customers’ Journey
Our customers often start their journey with Via by subscribing to a single solution, typically our planning or microtransit solution. Many of our customers require additional support in order to adopt modern technology. As a critical part of our go-to-market strategy, we have embedded into our platform a suite of vertically integrated services that complements our powerful software. Customers can opt to include these services on an à la carte basis or as a full turnkey solution.
As our customers adopt the Via platform, they experience flywheel effects: insights from newfound visibility, efficiencies gained throughout their transit network, improved quality of service for passengers, and overall ridership growth all contribute to the opportunity for further growth and expansion of their network. This often leads customers to grow their contracts with Via, increasing the number of vehicles and vehicle-hours on their platform to serve larger geographies or incorporate additional transportation verticals.
In addition, we benefit from regional network effects which are unique to our customers. While public transportation is inherently local, it also requires and greatly benefits from regional connectivity. Our customers are in many cases part of collaborative multi-government regional coalitions such as Metropolitan Planning Organizations. In many cases, residents of one local jurisdiction may work in another jurisdiction, and there are real incentives for both jurisdictions to share best practices and integrate their transit systems. Therefore, customer references are a major driver of our rapid growth, and we often see the adoption of our platform by one city or agency quickly leading to adoption by multiple customers in the surrounding area.
Recent Developments
IPO—On September 15, 2025, the Company completed its IPO in which we issued and sold 7,142,857 shares of Class A common stock at $46.00 per share (“IPO Price”). Subsequently, on October 14, 2025, the underwriters of the IPO elected to exercise their over-allotment option to purchase an additional 1,358,236 shares of Class A common stock at the IPO Price. The Company received net cash proceeds of $362.4 million after deducting underwriting discounts and commissions of $24.6 million, and offering costs of $4.0 million.
Certain selling stockholders offered an additional 3,571,428 shares of the Company’s Class A common stock at the IPO Price in a secondary offering.
In connection with the IPO, we amended and restated our Charter and entered into an exchange agreement with our CEO and certain of his affiliates, resulting in the reclassification of all shares of our common stock outstanding prior to completion of the IPO into an equivalent number of shares of Class A common stock and the exchange of all shares of Class A common stock held by the CEO and his affiliates for an equivalent number of shares of Class B common stock.
In connection with the IPO, all outstanding shares of our convertible preferred stock automatically converted into an equal number of shares of Class A common stock and $53.3 million in principal and accrued contractual interest on our convertible notes (the “Convertible Notes”) automatically converted into 1,655,908 shares of Class A common stock.
Downtowner acquisition—On December 12, 2025, the Company acquired Downtowner Transportation LLC and all of its affiliated subsidiaries ("Downtowner") for cash consideration of $40.7 million. Downtowner is a transportation technology company specializing in innovative and efficient public transit solutions for destination cities in the United States.
Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

($ in millions)	December 31, 2025	December 31, 2024
Customer Count	821	665
Platform Annual Run-Rate Revenue	$476	$367

Customers
Customer count as of the last date in any quarter represents the number of distinct legal entities which generated Platform revenue in that quarter. Each customer may have one or more contracts active at the same time. We closed the quarter ended December 31, 2025 with 821 customers, up 23% compared to our 665 customers as of December 31, 2024.
Platform Annual Run-Rate Revenue
Platform Annual Run-Rate Revenue for any quarter represents our revenue for that quarter multiplied by four. We believe that Platform Annual Run-Rate Revenue is a key metric to our business, reflecting our ability to acquire new customers and to grow our relationships with existing customers. Platform Annual Run-Rate Revenue has demonstrated rapid growth, and was up 30% for the quarter ending December 31, 2025, at $476 million, compared to $367 million for the quarter ending December 31, 2024.
Key Factors Affecting our Performance
Onboarding New Customers
Our success depends on our ability to onboard new customers at an efficient rate. Although the rapid adoption of our platform has resulted in significant revenue growth over the past three years, we are in the early stages of capturing a large market opportunity, and our continued success will depend on the pace of government services digitization, and our effectiveness at acquiring new customers.
Growing Existing Customer Relationships
We are intensely focused on growing our relationships with our existing customer base. Once a customer adopts our platform, we work to rapidly grow our relationship by expanding the scale of our contract (through volume usage), upselling new solutions or transportation verticals (such as paratransit, scheduling, or school transport), and introducing new modules (such as tech-enabled services, a Mobility-as-a-Service app, service design consulting, and data and insights). Our ability to expand our relationships with our customers is often driven by the operational effectiveness and impact of our solutions, and this expansion is key to our overall success.
Revenue Retention
Our platform is mission-critical for our customers. It provides numerous benefits, allowing customers to automate their workflows, optimize their operations, and generate real-time data and insights. It also provides passengers with a more reliable, accessible, and modern transportation network. When our customers and the communities they serve experience the tangible benefits that our platform provides, we become deeply entrenched in those communities and our contracts can become sticky. Our ability to retain existing contracts affects our financial performance by driving revenue predictability and allowing us to focus our sales and marketing on acquiring new customers and growing our existing relationships, rather than the ongoing re-acquisition of our customer base.
Efficient Go-to-Market Strategy
We sell access to our platform directly through a global sales force with local expertise in public transportation, government operations, and public procurement. Selling into a variety of distinct end markets and geographies requires a combination of highly-trained personnel and well-honed processes, supported by an extensive library of content and data from our AI-powered simulation and analytics tools. We believe that our ability to understand deeply and sell efficiently to a broad set of government customers is a key driver of our future growth.
Continued Development of Innovative Technology and Data
Our platform is the product of many years of intensive research and development effort and billions of data points from trips completed on our platform. We believe that our future success is dependent on our ability to continue to develop or acquire, market, and sell software for existing and new transportation verticals to our customers.

Maintaining Operating Leverage
We have a track record of scaling revenue with meaningful operating leverage, driven by continued efficiency in Sales & Marketing; automation, process improvements and AI initiatives in Research & Development; and an overall disciplined approach to hiring. Our ability to continue operating the business while maintaining a similar level of rigor in managing operating expenses is key to our continued positive operating leverage.
Seasonality
Our revenue can be impacted by seasonality and weather, which result in fluctuations in travel patterns throughout the year. For example, we typically see reduced demand and changes in travel patterns during holiday periods and short-term changes in demand due to varying weather conditions (e.g., winter storms). We may also see reduced demand when schools and commuter patterns change in the summer. These variations may impact revenue as our customers adjust volume to meet fluctuating demand.
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
We expect interest expense will vary each reporting period depending on changes in our outstanding indebtedness and applicable interest rates. Immediately prior to the completion of our IPO, the Convertible Notes converted into shares of our Class A common stock and no longer accrue interest. In November 2025, we repaid in full the outstanding balance on our line of credit.
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
Results of Operations
The following table summarizes our consolidated statements of operations data for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Revenue	$434,337	$337,630	$248,854
Cost of revenue (1)(2)	262,537	206,790	149,446
Gross profit	171,800	130,840	99,408
Operating expenses:
Research and development (1)	92,352	88,987	95,833
Sales and marketing (1)	67,423	55,484	53,799
General and administrative (1)(2)	88,641	70,265	64,231
Total operating expenses	248,416	214,736	213,863
Operating loss	(76,616)	(83,896)	(114,455)
Interest income	5,272	2,195	3,599
Interest expense	(7,343)	(4,291)	(653)
Loss on extinguishment of convertible notes	(10,949)	—	—
Other income (expense), net	(4,204)	(2,670)	(3,640)
Loss before provision for income taxes	(93,840)	(88,662)	(115,149)
Provision for income taxes	(2,521)	(1,890)	(1,815)
Net loss	(96,361)	(90,552)	(116,964)
Net income (loss) attributable to noncontrolling interest	—	(271)	(278)
Net loss attributable to common stockholders	$(96,361)	$(90,281)	$(116,686)
______________
(1)Includes stock-based compensation and related employer payroll taxes as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cost of revenue	$203	$227	$185
Research and development	8,626	6,583	4,959
Sales and marketing	7,340	4,023	3,134
General and administrative	15,083	10,393	4,848
Total	$31,252	$21,226	$13,126
(2)Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cost of revenue	$1,593	$2,441	$2,153
General and administrative	3,065	3,174	2,763
Total	$4,658	$5,615	$4,916

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the years ended December 31, 2025, 2024 and 2023(1):

	Year Ended December 31,
	2025	2024	2023
Revenue	100%	100%	100%
Cost of revenue	60	61	60
Gross profit	40	39	40
Operating expenses:
Research and development	21	26	38
Sales and marketing	16	16	22
General and administrative	20	21	26
Total operating expenses	57	63	86
Operating loss	(18)	(24)	(46)
Interest income	1	—	1
Interest expense	(2)	(1)	—
Loss on extinguishment of convertible notes	(3)	—	—
Other income (expense), net	(1)	(1)	(1)
Loss before provision for income taxes	(22)	(26)	(46)
Provision for income taxes	(1)	(1)	(1)
Net loss	(22)	(27)	(47)
Net income (loss) attributable to noncontrolling interest	—	—	—
Net loss attributable to common stockholders	(22)	(27)	(47)
______
(1)Percentage may not foot due to rounding
Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		Change
($ in thousands)	2025	2024	Amount	%
Revenue:
Platform	$434,337	$330,841	$103,496	31%
Legacy	—	6,789	(6,789)	N/M
Total	$434,337	$337,630	$96,707	29%
Our Platform revenue increased by 31% year-over-year. The increase was driven by continued growth in new customers as well as rapid expansion with existing customers. Our total customer count increased by 23%, from 665 as of December 31, 2024 to 821 as of December 31, 2025, driven by an organic customer growth rate of approximately 9%, with the remainder added through the Downtowner acquisition in December 2025. We also achieved rapid revenue growth with our existing customers. Consistent with 2024, revenue expansion with existing customers drove the majority of our revenue growth.
The increase in revenue was driven by significant growth from our customers located in the United States, our largest end-market. Our United States revenue increased by $88.7 million or approximately 40% year-over-year. We also benefitted from continued momentum with our government customers, which represented an increase in revenue of $95.4 million, or approximately 31% year-over-year.
In each of the years ended December 31, 2025 and 2024, we generated 97% of our revenue from recurring subscription fees. Revenue contribution from upfront implementation services, consulting contracts, and other one-time revenue represented 3% of our total revenues in each of the years ended December 31, 2025 and 2024.
The decrease in Legacy revenue is attributable to the expiration of our one remaining contract in this operating segment in the second quarter of 2024. We did not pursue a renewal for this contract, in line with our strategy to focus on our Platform segment which represented 100% of our revenue in 2025.

Cost of Revenue, Gross Profit, and Gross Margin
The following table summarizes our cost of revenue, gross profit, and gross margin for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
($ in thousands)	2025	2024	Amount	%
Cost of revenue	$262,537	$206,790	$55,747	27%
Gross profit	171,800	130,840	40,960	31%
Gross margin	40%	39%
Cost of revenue includes $223.5 million in technology-enabled services, $25.8 million in launch and support personnel and $13.3 million in IT and other costs for the year ended December 31, 2025. Cost of revenue increased primarily due to an increase of $55.8 million in tech-enabled services costs required to support new customers and our growth with existing customers.
Gross margin increased from 39% in the year ended December 31, 2024 to 40% in the year ended December 31, 2025. The increase was primarily due to general scale efficiencies across cost of goods sold.
Operating Expenses
The following table summarizes our operating expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
($ in thousands)	2025	2024	Amount	%
Operating expenses:
Research and development	$92,352	$88,987	$3,365	4%
Sales and marketing	67,423	55,484	11,939	22%
General and administrative	88,641	70,265	18,376	26%
Total	$248,416	$214,736	$33,680	16%
Research and Development
Research and development expenses increased primarily due to a $2.0 million increase in stock-based compensation costs following the issuance of new equity awards in connection with our IPO, and a $1.2 million increase in information technology costs as a result of the higher utilization of third-party applications and services to support the continued growth and development of our platform.
Sales and Marketing
Sales and marketing expenses increased primarily due to a $7.6 million increase in personnel costs driven by increased headcount for our North America sales and marketing team and issuances of new equity awards, and a $3.6 million increase in general marketing and advertising spend.
General and Administrative
General and administrative expenses increased primarily due to a $14.8 million increase in non-personnel costs driven by (i) a $7.3 million increase in fees from professional and outsourced service providers, including costs associated with the RideCo patent litigation, our IPO and ongoing public company infrastructure, (ii) a $6.8 million increase in insurance expenses, primarily related to the renewal of our auto liability and director and officer liability policies, and (iii) a $0.7 million increase in other corporate costs resulting from growth in operations. In addition, personnel costs increased by $3.6 million, driven by increased stock-based compensation costs following the issuance of new equity awards in connection with our IPO.
Interest Income
The following table summarizes our interest income for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
($ in thousands)	2025	2024	Amount	%
Interest income	$5,272	$2,195	$3,077	140%
We recorded interest income of $5.3 million in the year ended December 31, 2025 as compared to $2.2 million in the year ended December 31, 2024. The increase resulted from a higher surplus investable cash balance in 2025 as compared to 2024.
Interest Expense
The following table summarizes our interest expense for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
($ in thousands)	2025	2024	Amount	%
Interest expense	$(7,343)	$(4,291)	$(3,052)	71%
We recorded interest expense of $7.3 million in the year ended December 31, 2025 as compared to $4.3 million in the year ended December 31, 2024. The increase was attributable to a $4.0 million increase in interest on our Convertible Notes, partially offset by a decrease of $0.9 million in interest on our line of credit. On September 15, 2025, upon the closing of our IPO, the Convertible Notes converted into shares of our Class A common stock and no longer accrue interest. In November 2025, we repaid in full the outstanding balance on our line of credit.
Loss on Extinguishment of Convertible Notes

	Year Ended December 31,		Change
($ in thousands)	2025	2024	Amount	%
Loss on extinguishment of convertible notes	$(10,949)	$—	$(10,949)	N/M
Concurrently with the closing of our IPO, $53.3 million in principal and accrued contractual interest on the Convertible Notes automatically converted into 1,655,908 shares of the Company’s Class A common stock based on a 30% discount to the IPO price. The conversion was accounted for as a debt extinguishment, resulting in the recognition of a $10.9 million loss on extinguishment.
Other Income (Expense), Net
The following table summarizes the components of other income (expense), net for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
($ in thousands)	2025	2024	Amount	%
Revaluation of warrants liability	$2,273	$(4,500)	$6,773	-151%
Revaluation of convertible notes embedded derivative feature	(9,312)	(370)	(8,942)	2417%
Employee retention credit	2,483	1,857	626	34%
Foreign currency transaction gain (loss)	475	326	149	46%
Other	(123)	17	(140)	-824%
Total	$(4,204)	$(2,670)	$(1,534)	57%
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
Partially offsetting this loss was the impact of (i) the recording of non-cash revaluation adjustments of $2.3 million relating to an outstanding warrant to purchase shares of Series E preferred stock, which was exercised in February 2025, and (ii) a $2.5 million benefit related to an employee retention credit under the CARES Act.

Provision for Income Taxes
The following table summarizes the provision for income taxes for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
($ in thousands)	2025	2024	Amount	%
Provision for income taxes	$(2,521)	$(1,890)	$(631)	33%
Effective tax rate	(2.7)%	(2.1)%
The increase in provision for income taxes was due primarily to the increase in profits from our international subsidiaries that generate taxable income. Our low effective tax rate reflects the fact that we maintain a full valuation allowance against deferred taxes in most of the jurisdictions in which we generate net operating losses, including the United States.
Non-GAAP Financial Metrics
We use certain non-GAAP financial metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions. These non-GAAP financial measures include Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA and Adjusted EBITDA Margin. We believe that by excluding certain items that are non-recurring in nature or non-cash expenses provides meaningful supplemental information regarding our operational performance and provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. Our definitions of non-GAAP financial metrics may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar financial metrics. Further, these financial metrics have certain limitations, as they do not include the impact of certain expenses that are reflected in our consolidated statement of operations. Thus, our non-GAAP financial metrics are presented for supplemental informational purposes only and should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with U.S. GAAP.

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Adjusted Gross Profit	$173,596	$133,508	$101,746
Adjusted Gross Margin	40%	40%	41%
Adjusted EBITDA	$(33,394)	$(54,392)	$(91,998)
Adjusted EBITDA Margin	(8)%	(16)%	(37)%
Adjusted Gross Profit and Adjusted Gross Margin
Adjusted Gross Profit represents gross profit excluding stock-based compensation and related employer payroll taxes and amortization of acquired intangibles. Adjusted Gross Margin represents Adjusted Gross Profit as a percentage of revenue.
Gross margin increased from 39% in the year ended December 31, 2024 to 40% in the year ended December 31, 2025. Adjusted Gross Margin remained consistent at 40% for the years ended December 31, 2025 and 2024.
The following table provides a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to gross profit and gross margin, the most directly comparable GAAP financial metrics, for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Gross profit	$171,800	$130,840	$99,408
Gross profit margin	40%	39%	40%
Stock-based compensation and related employer payroll taxes	203	227	185
Amortization of acquired intangibles (1)	1,593	2,441	2,153
Adjusted Gross Profit	$173,596	$133,508	$101,746
Adjusted Gross Margin	40%	40%	41%
______
(1)Amortization of acquired intangibles includes developed technology resulting from our acquisitions of Remix, Citymapper and Downtowner.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents net loss excluding certain items that we do not consider indicative of our ongoing business performance: interest income, interest expense, loss on extinguishment of convertible notes, provision for income taxes, depreciation and amortization, stock-based compensation and related employer payroll taxes, other (income) expense, net, which consists primarily of changes in the fair value of derivatives and foreign currency transaction gains and losses, and other non-recurring or non-cash items impacting net loss such as patent litigation costs related to the RideCo litigation (a patent litigation in which Via won a trial in January 2025), and transaction costs related to our IPO and historical M&A activity, including the Downtowner acquisition completed in December 2025. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.
Adjusted EBITDA Margin improved by 8 percentage points in the year ended December 31, 2025 as compared to the year ended December 31, 2024, mostly driven by significant operating leverage in our operating expenses which allowed for substantial revenue growth with limited increase in operating expenses.
The following table provides a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to net loss and net loss margin, the most directly comparable GAAP financial metrics, for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net loss	$(96,361)	$(90,552)	$(116,964)
Interest Income	(5,272)	(2,195)	(3,599)
Interest expense	7,343	4,291	653
Loss on extinguishment of convertible notes	10,949	—	—
Provision for income taxes	2,521	1,890	1,815
Other (income) expense, net (1)	4,204	2,670	3,640
Depreciation and amortization (2)	6,264	7,530	6,477
Stock-based compensation and related employer payroll taxes	31,252	21,226	13,126
Patent litigation costs (3)	2,909	310	2,304
Transaction costs (4)	2,797	438	550
Adjusted EBITDA	$(33,394)	$(54,392)	$(91,998)
Net loss margin	(22)%	(27)%	(47)%
Adjusted EBITDA Margin	(8)%	(16)%	(37)%
__________
(1)Other income (expense) consists primarily of non-cash losses relating to the change in the fair value of warrants to purchase convertible preferred stock, which were exercised in February 2025 and the Convertible Notes’ embedded derivative feature.
(2)Excludes amortization of internal-use software.
(3)Patent Litigation costs relate to the RideCo litigation in which Via won a trial in January 2025 and defending the verdict on appeals.
(4)Transaction costs include nonrecurring costs incurred in relation to our IPO and business combinations.
Liquidity and Capital Resources
Since our inception, we have generated negative cash flows from operations, and we have financed our operations primarily through customer payments and net proceeds from sales of equity securities, a line of credit, and Convertible Notes. On September 15, 2025, we completed our IPO and on October 14, 2025, the underwriters of the IPO elected to exercise their over-allotment option. As a result of these transactions, we received net cash proceeds of $362.4 million.
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
The following table summarizes our principal sources of liquidity:

($ in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$370,914	$77,905
Credit agreement (1)	86,183	52,867
Total	$457,097	$130,772
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
On February 20, 2024, we drew down $40.0 million on the revolving line of credit as a SOFR loan. In November 2025, we repaid in full the remaining outstanding balance of the SOFR Loan.
For the years ended December 31, 2025 and 2024, we recognized interest expense of $1.8 million and $2.7 million, respectively, in relation to the revolving line of credit.
We had letters of credit outstanding under the letter of credit subfacility of $13.8 million as of December 31, 2025.
As of December 31, 2025, we had $86.2 million in available borrowings under the Credit Agreement.
Our Credit Agreement contains customary representations and warranties, certain financial and nonfinancial covenants, including certain limitations on liens and indebtedness. The financial covenants include a requirement to maintain minimum liquidity of $50.0 million plus 50% of any principal amounts funded under the incremental facility. Additionally, we are required to meet certain revenue targets, which we have continued to meet. As of December 31, 2025, we were in compliance with all covenants.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net cash (used in) provided by
Operating activities	$(30,869)	$(69,962)	$(92,618)
Investing activities	(45,806)	(4,451)	(43,329)
Financing activities	368,326	80,278	113,930
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	1,445	(477)	2,247
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$293,096	$5,388	$(19,770)
Operating Activities
Net cash used in operating activities was $30.9 million in the year ended December 31, 2025. The factors affecting our operating cash flows during this period were our net loss of $96.4 million and $5.1 million of cash outflows from changes in our operating assets and liabilities, offset by non-cash charges of $70.6 million. The cash outflow from changes in our operating assets and liabilities was primarily due to $8.5 million of outflows in relation to operating lease liabilities, offset by the net impact of smaller fluctuations in other operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation expense of $30.3 million, a $10.9 million loss on extinguishment of our Convertible Notes, a $9.3 million loss from the revaluation of the Convertible Notes’ embedded derivative feature prior to conversion and $9.0 million in noncash operating lease expense.
Investing Activities
Net cash used in investing activities was $45.8 million in the year ended December 31, 2025, and is primarily comprised of the cash paid for the acquisition of Downtowner of $39.9 million (net of cash acquired of $0.8 million). Investing outflows also included $5.9 million of cash utilized for purchases of property and equipment, inclusive of internally capitalized software.
Financing Activities
Net cash provided by financing activities was $368.3 million in the year ended December 31, 2025, which primarily consisted of cash proceeds from our IPO of $366.4 million. Also contributing to the increase were proceeds from the exercise of warrants of $20.0 million, proceeds from the exercise of stock options of $13.7 million (inclusive of proceeds from option exercises in relation to the IPO secondary offering), and the issuance of Convertible Notes of $7.5 million. These increases were partially offset by repayments on our Credit Agreement of $35.0 million and IPO costs of $4.0 million.
Contractual Obligations and Commitments
Our principal commitments consist of our obligations under operating leases for our offices. See Note 11 of our consolidated financial statements for additional details of our operating lease commitments.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Estimates
Our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), we recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for promised goods or services. We apply the following five-step revenue recognition model in accounting for our revenue arrangements:
•Identification of the contract(s) with the customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.
Our customers purchase a subscription to our platform with recurring, volume-based fee arrangements. The subscription grants customers the right to access our platform which comprises the software in a cloud-based environment controlled by us and tech-enabled services (such as managed driver services, customer support and fleet management services) either provided by third parties or by us.
The transaction price for subscription services is variable based on the customer’s volume, but may be subject to monthly contractual minimums. Revenue for our subscription services is recognized using a time-elapsed method based on the passage of each day of service, as this best depicts our performance in transferring each day of service to the customer. Revenue is recognized in the period in which the volume is used, as these fees relate specifically to our efforts to provide the service in that period and represent the amount that we are entitled to for providing the services.
We also derive revenue from professional services primarily related to distinct pre-launch implementation support activities, project management, consulting services, and other offerings. These services are provided on either a time and materials or fixed fee basis. Revenue from professional services is recognized on a proportional performance output-method basis as the services are rendered, as the customers benefit from the professional services as they are being performed.
Stock-based Compensation
We account for stock-based compensation based on the grant date fair value of equity awards. The Company recognizes compensation expense for the value of its awards based on the straight-line method over the requisite service period of each of the awards. Forfeitures are accounted for when they occur. The aggregate amount of compensation expense that is recognized as of any date is at least equal to the grant date fair value of the vested portion of the award on that date.
The grant date fair value of option awards is estimated on the grant date using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model (“OPM”). The assumptions used in the Black Scholes model are estimated as follows:
•Dividend yield—expected dividend yield is zero, as we have not historically paid dividends and have no foreseeable plans to pay dividends on any class of our common stock.
•Expected volatility—we estimated expected volatility based on common stock volatility of similar companies as our common stock was not publicly traded prior to our IPO.
•Risk-free interest rate—the risk-free interest rate is based on the yield from U.S. Federal Reserve rates with an equivalent term.
•Expected term—we estimate the expected term as the midpoint between the requisite service period and the contractual term.

•Fair value of common stock—because there was no public market for the Company’s common stock prior to our IPO, the board of directors, with the assistance of a third-party valuation specialist, determined the common stock fair value based on generally accepted valuation methodologies for the common stock of a privately held company using a market approach with a guideline publicly traded company method. The valuation considered both an IPO scenario on a fully diluted basis and a going concern scenario using a Black-Scholes OPM allocation.
The grant date fair value of restricted stock units (“RSUs”) that contain service vesting conditions is estimated based on the fair value of the underlying shares on the grant date. The grant date fair value of restricted stock units that contain market based vesting conditions (“PSUs”) is determined using a Monte Carlo valuation model that incorporates the likelihood of meeting the market condition.
Common Stock Valuations
Prior to our IPO the fair value of the common stock underlying our equity awards was determined by our board of directors, after considering contemporaneous third-party valuations and input from management. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Each fair value estimate was based on a variety of factors, which included the following:
•third-party valuations of common and convertible preferred stock and secondary market trading information;
•the prices, rights, preferences and privileges of the convertible preferred stock relative to those of the common stock;
•the lack of marketability of the common stock;
•the likelihood of various potential liquidity events, such as an initial public offering or sale of Via, given prevailing market conditions;
•the prices of recent sales of our convertible preferred stock to investors;
•secondary sales of our capital stock; and
•average historical stock price volatility of comparable publicly-traded companies in our industry peer group.
In valuing our common stock, the fair value of our business, or enterprise value, was determined using a market approach with a guideline publicly traded company method. The valuation considered both an IPO scenario on a fully diluted basis and a going concern scenario using a Black-Scholes OPM allocation.
Under each scenario a discount for lack of marketability (“DLOM”) is applied to the fully marketable equity value per share to arrive at the fair value of ordinary shares. A DLOM is applied based on the theory that as an owner of a private company stock, the stockholder has limited opportunities to sell this stock and any such sale would involve significant transaction costs, thereby reducing overall fair market value.
Business Combinations
We account for business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we are required to make significant estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations.

Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements for a description of recently issued accounting pronouncements.
Implications of Being an Emerging Growth Company
We qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. For example, we are only required to provide reduced disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we are not required to engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.
We may take advantage of these provisions until the last day of the fiscal year following the fifth anniversary of the completion of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest of (a) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more, (b) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, (c) the last day of the fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year and (d) the fiscal year-end following the fifth anniversary of the completion of the IPO.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate
We had cash and cash equivalents of $370.9 million as of December 31, 2025. Cash and cash equivalents consist of checking and interest-bearing accounts with an original maturity of 90 days or less. Cash and cash equivalents as of December 31, 2025 also include money-market funds of $236.4 million and certificates of deposit of $8.0 million with an original maturity of 90 days or less. Due to the short-term nature of the financial instruments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
We can elect for revolving loans under our Credit Agreement to be either Base Rate Loans or SOFR Loans. Base Rate Loans incur interest at the highest of (a) the Prime Rate plus 1.75%, (b) the Federal Funds rate plus 2.25%, and (c) SOFR for a tenor of one month plus 2.85%. SOFR Loans incur interest at SOFR for a tenor comparable to the applicable interest period plus 2.85%. We incur a commitment fee of 0.325% for committed but unused amounts. As of December 31, 2025, we had no revolving loan balances outstanding under our Credit Agreement.
We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency
Because we conduct a portion of our business in currencies other than U.S. dollars but report our consolidated financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. While most of our operating expenses are incurred in U.S. dollars, a portion of our operating expenses are incurred in currencies other than U.S. dollars, notably the Israeli Shekel. As exchange rates vary, revenue, cost of revenue, operating expenses, other income and expense, and assets and liabilities, when translated, may also vary materially and thus affect our overall financial results.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Via Transportation, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Via Transportation, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
March 6, 2026
We have served as the Company’s auditor since 2021.

VIA TRANSPORTATION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$370,914	$77,905
Accounts receivable—net of allowance of $24 and $127 as of December 31, 2025 and December 31, 2024, respectively	81,572	73,760
Prepaid expenses and other current assets	17,065	11,537
Total current assets	469,551	163,202
NONCURRENT ASSETS:
Restricted cash and cash equivalents	1,171	1,084
Property and equipment—net	13,395	11,189
Operating lease right-of-use assets	18,319	15,193
Deferred tax assets	529	401
Intangible assets—net	36,025	26,324
Goodwill	192,305	160,134
Other noncurrent assets	1,800	1,242
Total noncurrent assets	263,544	215,567
TOTAL ASSETS	$733,095	$378,769

See notes to consolidated financial statements.	(Continued)

VIA TRANSPORTATION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,427	$3,915
Accrued expenses and other current liabilities	24,886	19,345
Operating lease liabilities	9,749	8,307
Deferred revenue	26,893	22,644
Insurance payables	15,144	12,186
Accrued compensation and benefits	13,136	10,152
Total current liabilities	94,235	76,549
NONCURRENT LIABILITIES:
Operating lease liabilities	9,378	7,264
Line of credit	—	35,000
Convertible notes	—	32,035
Derivatives liability	—	18,819
Deferred revenue	1,746	1,899
Total noncurrent liabilities	11,124	95,017
Total liabilities	105,359	171,566
COMMITMENTS AND CONTINGENCIES (Note 12)
CONVERTIBLE PREFERRED STOCK, $0.00001 par value—No shares authorized, issued, and outstanding as of December 31, 2025. 59,669,221 shares authorized and 56,054,893 shares issued and outstanding with a liquidation preference of $1,202,631 as of December 31, 2024.	—	1,195,058
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.00001 par value—10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025. No shares authorized, issued and outstanding as of December 31, 2024.	—	—
Common stock, $0.00001 par value—No shares authorized, issued, and outstanding as of December 31, 2025. 82,000,000 shares authorized and 12,711,902 shares issued and outstanding as of December 31, 2024.	—	—
Class A common stock, $0.00001 par value—1,000,000,000 shares authorized, 77,276,675 shares issued and outstanding as of December 31, 2025. No shares authorized, issued and outstanding as of December 31, 2024.	1	—
Class B common stock, $0.00001 par value—5,808,291 shares authorized, 3,846,183 shares issued and outstanding as of December 31, 2025. No shares authorized, issued and outstanding as of December 31, 2024.	—	—
Class C common stock, $0.00001 par value—200,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025. No shares authorized, issued and outstanding as of December 31, 2024.	—	—
Additional paid-in capital	1,811,349	109,447
Accumulated other comprehensive income (loss)	7,702	(1,584)
Accumulated deficit	(1,191,316)	(1,094,955)
Total stockholders’ equity (deficit) attributable to stockholders of Via	627,736	(987,092)
Noncontrolling interest	—	(763)
Total stockholders’ equity (deficit)	627,736	(987,855)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$733,095	$378,769

See notes to consolidated financial statements.	(Concluded)

VIA TRANSPORTATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
REVENUE	$434,337	$337,630	$248,854
COST OF REVENUE	262,537	206,790	149,446
GROSS PROFIT	171,800	130,840	99,408
OPERATING EXPENSES:
Research and development	92,352	88,987	95,833
Sales and marketing	67,423	55,484	53,799
General and administrative	88,641	70,265	64,231
Total operating expenses	248,416	214,736	213,863
OPERATING LOSS	(76,616)	(83,896)	(114,455)
INTEREST INCOME	5,272	2,195	3,599
INTEREST EXPENSE	(7,343)	(4,291)	(653)
LOSS ON EXTINGUISHMENT OF CONVERTIBLE NOTES	(10,949)	—	—
OTHER INCOME (EXPENSE)—Net	(4,204)	(2,670)	(3,640)
LOSS BEFORE PROVISION FOR INCOME TAXES	(93,840)	(88,662)	(115,149)
PROVISION FOR INCOME TAXES	(2,521)	(1,890)	(1,815)
NET LOSS	(96,361)	(90,552)	(116,964)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(271)	(278)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(96,361)	$(90,281)	$(116,686)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED:	$(2.92)	$(7.21)	$(9.60)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED	32,949,511	12,525,706	12,155,670

See notes to consolidated financial statements.

VIA TRANSPORTATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
NET LOSS	$(96,361)	$(90,552)	$(116,964)
OTHER COMPREHENSIVE INCOME (LOSS)—Foreign currency translation adjustments	9,286	(2,789)	4,986
COMPREHENSIVE LOSS—Including noncontrolling interest	(87,075)	(93,341)	(111,978)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(271)	(278)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(87,075)	$(93,070)	$(111,700)

See notes to consolidated financial statements.

VIA TRANSPORTATION, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2023	52,661,248	$1,052,844	11,811,900	$—	$67,364	$(3,781)	$(887,988)	$(214)	$(824,619)
Exercise of options	—	—	511,172	—	3,576	—	—	—	3,576
Stock-based compensation	4,965	166	—	—	12,960	—	—	—	12,960
Issuance of common stock for acquisitions	—	—	95,059	—	1,493	—	—	—	1,493
Issuance of Series G-1 convertible preferred stock for acquisitions	747,261	31,831	—	—	—	—	—	—	—
Proceeds from issuance of Series E convertible preferred stock	862,941	30,000	—	—	—	—	—	—	—
Reclassification of warrants liability to Series E convertible preferred stock upon exercise	—	1,234	—	—	—	—	—	—	—
Allocation of proceeds from issuance of Series E convertible preferred stock to warrants liability	—	(1,833)	—	—	—	—	—	—	—
Proceeds from issuance of Series G-1 convertible preferred stock	1,778,478	80,816	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	4,986	—	—	4,986
Net loss	—	—	—	—	—	—	(116,686)	(278)	(116,964)
BALANCE—December 31, 2023	56,054,893	$1,195,058	12,418,131	$—	$85,393	$1,205	$(1,004,674)	$(492)	$(918,568)
Exercise of options	—	—	293,771	—	2,828	—	—	—	2,828
Stock-based compensation	—	—	—	—	21,226	—	—	—	21,226
Other comprehensive loss	—	—	—	—	—	(2,789)	—	—	(2,789)
Net loss	—	—	—	—	—	—	(90,281)	(271)	(90,552)
BALANCE—December 31, 2024	56,054,893	$1,195,058	12,711,902	$—	$109,447	$(1,584)	$(1,094,955)	$(763)	$(987,855)

See notes to consolidated financial statements.	(Continued)

VIA TRANSPORTATION, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2024	56,054,893	$1,195,058	12,711,902	$—	$109,447	$(1,584)	$(1,094,955)	$(763)	$(987,855)
Exercise of options	—	—	1,623,520	—	13,746	—	—	—	13,746
Stock-based compensation	—	—	—	—	30,341	—	—	—	30,341
Vesting of restricted stock units	—	—	247	—	—	—	—	—	—
Proceeds from issuance of convertible preferred stock upon exercise of warrants	575,295	20,000	—	—	—	—	—	—	—
Reclassification of warrants liability to convertible preferred stock upon exercise	—	4,947	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	(763)	—	—	763	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	8,501,093	—	362,402	—	—	—	362,402
Conversion of convertible preferred stock in connection with initial public offering	(56,630,188)	(1,220,005)	56,630,188	1	1,220,004	—	—	—	1,220,005
Conversion of convertible notes in connection with initial public offering	—	—	1,655,908	—	76,172	—	—	—	76,172
Other comprehensive income	—	—	—	—	—	9,286	—	—	9,286
Net loss	—	—	—	—	—	—	(96,361)	—	(96,361)
BALANCE—December 31, 2025	—	$—	81,122,858	$1	$1,811,349	$7,702	$(1,191,316)	$—	$627,736
______________
(1) The share amounts listed above combine common stock, Class A common stock and Class B common stock. In connection with the completion of our initial public offering, all previously outstanding shares of common stock were reclassified into Class A common stock and Class B common stock. Refer to Note 1 for more information.

See notes to consolidated financial statements.	(Concluded)

VIA TRANSPORTATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net loss	$(96,361)	$(90,552)	$(116,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,529	9,126	8,020
Stock-based compensation	30,341	21,226	13,126
Provision for deferred taxes	(120)	222	167
Noncash operating lease expense	9,041	6,073	4,573
Revaluation of warrants liability	(2,273)	4,500	1,738
Revaluation of convertible notes' embedded derivative feature	9,312	370	—
Amortization of convertible notes' discount	4,819	814	—
Loss on extinguishment of convertible notes	10,949	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,700)	(15,554)	(14,383)
Prepaid expenses and other assets	(4,642)	(68)	316
Accounts payable	(324)	(2,709)	2,228
Accrued expenses and other current liabilities	4,156	1,552	(592)
Operating lease liabilities	(8,461)	(6,521)	(3,183)
Deferred revenue	359	596	11,371
Accrued compensation and benefits	2,547	(914)	(308)
Insurance payables	2,959	1,877	1,273
Net cash used in operating activities	(30,869)	(69,962)	(92,618)
INVESTING ACTIVITIES:
Purchase of property and equipment	(1,663)	(1,079)	(2,517)
Capitalized internal-use software	(4,251)	(3,372)	(2,285)
Acquisitions—net of cash acquired	(39,892)	—	(38,527)
Net cash used in investing activities	(45,806)	(4,451)	(43,329)
FINANCING ACTIVITIES:
Proceeds from issuance of Series E convertible preferred stock upon exercise of warrants	20,000	—	30,000
Proceeds from issuance of Series G-1 convertible preferred stock	—	—	80,816
Proceeds from line of credit	—	40,000	—
Repayment of line of credit	(35,000)	(5,000)	—
Proceeds from issuance of convertible notes	7,500	42,500	—
Proceeds from exercise of stock options	13,746	2,828	3,576
Proceeds from initial public offering, net of underwriting discounts and commissions	366,414	—	—
Payments of initial public offering costs	(4,012)	—	—
Payment of issuance fees	(322)	(50)	(462)
Net cash provided by financing activities	368,326	80,278	113,930
EFFECT OF FOREIGN EXCHANGE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS	1,445	(477)	2,247
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS	293,096	5,388	(19,770)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS—Beginning of period	78,989	73,601	93,371
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS—End of period	$372,085	$78,989	$73,601

See notes to consolidated financial statements.	(Continued)

VIA TRANSPORTATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisitions	$—	$—	$1,493
Issuance of convertible preferred stock for acquisitions	$—	$—	$31,831
Reclassification of warrants liability to convertible preferred stock upon exercise	$4,947	$—	$1,234
Allocation of proceeds from issuance of convertible notes to embedded derivative feature	$(1,940)	$(11,229)	$(1,833)
Conversion of convertible preferred stock in connection with initial public offering	$1,220,005	$—	$—
Conversion of convertible notes in connection with initial public offering	$76,172	$—	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,778	$2,790	$277
Cash paid for taxes	$3,418	$1,500	$1,179

See notes to consolidated financial statements.	(Concluded)

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Completion of Initial Public Offering—On September 15, 2025, the Company completed its initial public offering (“IPO”) in which it issued and sold 7,142,857 shares of Class A common stock at $46.00 per share (“IPO Price”). Subsequently, on October 14, 2025, the underwriters of the IPO elected to exercise their over-allotment option to purchase an additional 1,358,236 shares of Class A common stock at the IPO Price. The Company received net cash proceeds of $362.4 million after deducting underwriting discounts and commissions of $24.6 million, and offering costs of $4.0 million.
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
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).
Use of Estimates—The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments, and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made.
These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates, judgments, and assumptions include, but are not limited to, revenue recognition, stock-based compensation, including the fair value of common stock underlying the Company’s equity awards, self-insurance reserves and the valuation of assets and liabilities acquired in business combinations. Actual results could differ from those estimates.
Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and cash equivalents, and accounts receivable.

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s cash and cash equivalents and restricted cash and cash equivalents are primarily invested in major banks in the United States, Israel, and the European Union. Generally, these deposits may be redeemed upon demand. Cash deposits may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation.
The Company is exposed to credit risk on its accounts receivable in the event of nonpayment from customers. The Company continually monitors the creditworthiness of its customer base in the normal course of business and generally does not require collateral.
As of December 31, 2025 and 2024, the Company had no significant off-balance-sheet concentrations of credit risk, such as foreign exchange contracts and option contracts.
Foreign Currency—The US dollar is the predominant currency of the economic environment in which the Company operates. For the Company and foreign subsidiaries where the US dollar is the functional currency, transaction gains and losses from remeasurement of monetary consolidated balance sheets items denominated in nondollar currencies are reflected in the consolidated statements of operations as other income (expense)—net. Nondollar transactions and balances have been remeasured to US dollars in accordance with Accounting Standards Codification (ASC) 830, Foreign Currency Matters. For foreign subsidiaries where the local currency is the functional currency, translation adjustments of foreign currency into US dollars are recorded as a separate component of accumulated other comprehensive income (loss).
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.
Noncontrolling interest represented the noncontrolling stockholders’ share in Via Mobility Japan K.K. (“Via Japan”). The interest held in Via Japan by the noncontrolling shareholders is presented in equity in the consolidated balance sheet as of December 31, 2024 separately from the equity attributable to the equity holders of the Company. The noncontrolling shareholders’ share of the total comprehensive loss of Via Japan is recorded as net loss attributable to noncontrolling interest in the consolidated statements of operations for the year ended December 31, 2024. In February 2025, the Company acquired the noncontrolling stockholders’ share in Via Japan for a nominal amount of consideration. The difference between the carrying value of the noncontrolling interest, and the fair value of the consideration transferred, was reclassified from noncontrolling interest to additional paid in capital within stockholders’ equity (deficit) as of the acquisition date.
Segment Information— The Company is organized into one reportable segment, the Platform segment. In addition, the Company has one legacy operating segment (Legacy segment) that does not meet the thresholds to qualify as a reporting segment. The Legacy segment includes a legacy operational contract, which terminated in June 2024. See Note 19 for additional information.
Variable Interest Entities (VIEs)—The Company’s management evaluates its ownership, contractual, and other interests in entities to determine if it has a variable interest in an entity. These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical and prospective information, among other factors. If the Company determines that an entity for which it holds a contractual or ownership interest is a VIE and that it is the primary beneficiary, it consolidates such entity in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in the interest or relationship with the entity impacts the determination of whether the Company is still the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, it accounts for the investment or other variable interests in a VIE in accordance with applicable US GAAP.
Cash and Cash Equivalents—Cash and cash equivalents consist of cash held in checking and savings accounts and cash equivalents that are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents consist primarily of amounts held in restricted bank accounts as security for the Company’s lease agreements.

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows as of December 31, 2025 and 2024, are as follows (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$370,914	$77,905
Restricted cash and cash equivalents	1,171	1,084
Total cash, cash equivalents, and restricted cash and cash equivalents	$372,085	$78,989
Accounts Receivable and Allowance for Expected Credit Losses—Accounts receivable represent uncollected payments from customers.
The Company records an allowance for expected credit losses for accounts receivable that may never settle or be collected. The Company estimates the allowance on an individual basis using historical experience and expected macroeconomic conditions over the life of the receivable. Amounts are written off when determined to be uncollectible.
Property and Equipment—Property and equipment are stated at cost, net of accumulated depreciation. Repair and maintenance charges are expensed as incurred. Expenditures for major renewals or improvements, which extend the useful lives of existing property, plant, and equipment, are capitalized and depreciated. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

Asset Class	Estimated Useful Life
Computers and peripheral equipment	3 years
Office furniture and equipment	5–15 years
Leasehold improvements	Over the term of the lease or the life of the asset, whichever is shorter
Capitalized internal-use software	5 years
Capitalized Internal-Use Software—The Company capitalizes certain qualified costs incurred in connection with the development of the Company’s software and related support systems. The Company evaluates the costs incurred during the application development stage to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post-implementation activities, including maintenance, are expensed as incurred. Capitalized costs related to internal-use software are amortized on a straight-line basis over the estimated useful life of the software, not to exceed five years. Capitalized costs, less accumulated amortization, are included within property and equipment—net in the consolidated balance sheets.
The Company capitalized $4.3 million, $3.4 million and $2.3 million of internal-use software costs for the years ended December 31, 2025, 2024, and 2023 respectively. Amortization of capitalized internal-use software included in cost of revenue was $2.3 million, $1.6 million and $1.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Leases—Leases are accounted for in accordance with ASC 842, Leases.
ASC 842 requires recognition of leases on the consolidated balance sheets as ROU assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Lease classification is determined at commencement date. All of the Company’s leases are accounted for as operating leases and, therefore, there were no finance lease obligations as of December 31, 2025 and 2024.
ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The period covered by a renewal option is included in the lease term when the Company has concluded they are reasonably certain to be exercised. As the implicit rate of the leases is not determinable, the Company uses its incremental borrowing rate in determining the present value of the lease payments. Variable lease payments for maintenance, property taxes, and other operating expenses are recognized as expense in the period in which the obligation for the payment is incurred. The

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
operating lease expense associated with operating leases is recognized as a single lease cost on a straight-line basis over the lease term. The Company’s lease agreements do not contain terms and conditions of material restrictions, covenants, or residual value guarantees.
The Company has elected the practical expedient not to separate lease and nonlease components, as well as the short-term lease recognition exemption and will not recognize right-of-use (ROU) assets or lease liabilities for leases with a term less than 12 months.
Refer to Note 13 for more details on the Company’s operating leases.
Impairment of Long-Lived Assets—Long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2025 and 2024, no impairment losses have been identified.
Business Combinations—The Company accounts for its business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisition of entities accounted for using the purchase method of accounting are estimated by the Company based on the fair value of assets received. Intangible assets are amortized on a straight-line basis over the estimated useful lives, which range from 2 to 15 years.
Goodwill is not subject to amortization, but is tested for impairment on an annual basis on October 1, or whenever events or changes in circumstances indicate the carrying amount of the goodwill may not be recoverable. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amounts, the quantitative impairment test will be required. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. There was no impairment of goodwill recorded in any of the periods presented in these consolidated financial statements.
Fair Value Measurements and Financial Instruments—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company uses the fair value hierarchy, which prioritizes the inputs used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are set forth below:
Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or inputs other than the quoted prices that are observable either directly or indirectly for the full term of the assets or liabilities.
Level 3—Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.
The Company’s primary financial instruments include cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of cash equivalents, accounts receivable, and accounts payable approximates their carrying value due to the short-term maturities of these instruments. Prior to the Company’s IPO financial instruments also included convertible notes and warrants. Refer to “Note 7—Fair Value Measurement” and “Note 11—Convertible Notes” for further information.
Convertible Notes—The Company entered into convertible note agreements at various dates from October 2024 through February 2025 which were converted into shares of the Company’s Class A common stock.in connection with the Company’s IPO. The Company evaluated the embedded conversion and other features within the convertible notes to determine whether any embedded features should be bifurcated from the host instrument and accounted for as a derivative at fair value, with changes in fair value recorded in the consolidated statements of operations. See “Note 11—Convertible Notes” for further information.
Warrants Liability—Prior to the Company’s IPO, the warrants related to the Company’s convertible preferred stock were classified as a liability as the underlying securities were contingently redeemable upon the occurrence of events which were outside of the Company’s control. The warrants liability was remeasured at each consolidated balance sheet date and any change in fair value was recognized as a component of other income (expense)—net. See “Note 7—Fair Value Measurement” for further information.
Revenue Recognition—In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company applies the following five-step revenue recognition model in accounting for its revenue arrangements:
•Identification of the contract(s) with the customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
Each of the Company’s significant performance obligations and the Company’s application of ASC 606 to its revenue arrangements is discussed in further detail below.
Revenue Arrangements—Customers purchase a subscription to the Company’s platform with recurring, volume-based fee arrangements. The subscription grants customers the right to access the Company’s platform which comprises the software (applications and features) in a cloud-based environment controlled by the Company and tech-enabled services either provided by third parties or by the Company (such as driver management services, customer support, and fleet management services). The following is a description of each of the Company’s primary subscription services:
•Software: Software services offer access to the Company’s software in a cloud-based environment controlled by the Company, which provides customers continuous access to one or more of the Company’s cloud-based software applications for the planning, optimization, and operation of transportation networks. The Company’s customers have continuous access to its software without any restrictions on volume of usage. The nature of the Company’s promise for these services is to stand ready to provide its customers with access to the software on a daily basis.
•Driver Management: Driver management includes the provision of a network of available drivers for set daily hours consistent with the operating hours of the customer’s transportation services (e.g., from

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7 a.m. to 7 p.m.). The Company is responsible for maintaining a pool of available drivers, which requires the Company to perform onboarding, training, scheduling, and assignment of drivers to transport passengers during the fixed service hours. The Company, at its discretion, subcontracts with third-party staffing agencies or contracts with independent contractor drivers to provide a pool of available drivers to meet its obligation to its customers. The nature of the Company’s promise for these services is to provide customers with a sufficient network of available drivers continuously during the applicable window to meet projected demand during that window.
•Fleet Management Services: Fleet management services include managing a network of available vehicles to be used for the customer’s transportation services. The Company is responsible for the coordination of arrangements between drivers and third-party vehicle providers, to arrange for drivers to lease vehicles that comply with its customers’ requirements. On a daily basis, the Company manages the availability of vehicles and the scheduling of vehicle assignments. The Company is also responsible for inspecting the vehicles to ensure proper maintenance and cleanliness, in accordance with its customer contracts. The nature of the Company’s promise for these services is managing the daily availability of a network of vehicles to be leased and used by drivers with whom the Company contracts in conjunction with driver management services.
•Customer Support: Customer support includes the provision of direct operational support for the Company’s deployments as well as telephone, email, and Web-based support for customers and end users (passengers) of customers’ transportation services. The nature of the Company’s promise for these services is to stand ready to provide support services on a daily basis.
The Company also provides certain other enabling services to customers, but to date these services have not comprised a material source of revenue.
For each of the Company’s separate subscription services, including both software and tech-enabled services, the Company either provides the customer continuous daily access to the service or stands ready to provide the service on a daily basis. While the specific activities performed by the Company may vary on a day-to-day basis, the Company’s promise to its customer (to provide access to the subscribed-for services) is the same each day. Because each day of providing these services is substantially the same, and the customer simultaneously receives and consumes the benefits of the services as they are provided, each of the Company’s subscription services are individually viewed as a separate series of distinct daily services comprising a single performance obligation.
The transaction price for subscription services is variable based on the customer’s volume, but may be subject to monthly contractual minimums. Revenue for the Company’s subscription services is recognized using a time-elapsed method based on the passage of each day of service, as this best depicts the Company’s performance in transferring each day of service to the customer. Revenue is recognized in the period in which the volume is used, as these fees relate specifically to the Company’s efforts to provide the service in that period and represent the amount that the Company is entitled to for providing the services. Allocating these volume-based fees to the period in which the related activities are performed is consistent with the overall allocation objective in ASC 606.
Where the Company concurrently provides multiple distinct subscription services, the Company accounts for these services as if they were a single performance obligation, as they have the same pattern of transfer to the customer (i.e., the passage of each day of service) and the volume-based fees to be allocated to the specific period of service are readily determinable as of the end of each month, and therefore, the outcome is the same as accounting for the services as individual performance obligations.
The Company also derives revenue from professional services primarily related to distinct prelaunch implementation support activities, project management, consulting services, and other offerings. These services are provided on either a time-and-materials or fixed-fee basis. Professional services are recognized as distinct performance obligations as they represent services that customers can engage others to perform. Revenues from professional services are recognized on a proportional performance output-method basis as the services are rendered, as the customers benefit from the professional services as they are being performed.
Customers are generally invoiced for access to the Company’s services monthly in arrears with payment due within 30 to 60 days of the invoice date.

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Remaining Performance Obligations (RPOs)—The aggregate amount of transaction price allocated to the RPOs represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods.
For subscription services, the amount of the transaction price to be allocated to RPO includes variable revenue which is calculated based on the budgeted hours and rates stipulated in the contract (i.e., the total contract value). Customers’ contracts stipulate a total budget which includes the total number of driver hours and service hours that the Company expects to deliver to the customer over the contract term. The Company’s RPO calculations are based on these contract terms. The amount of variable revenue included in RPO for each applicable period is calculated based on the hours expected to be used by the customer in that period. These hours are derived from regular service planning exercises between the Company’s team and the customer to align on the use of the budgeted hours.
Actual revenues may be lower than estimates due to various factors such as changes in operational assumptions (e.g., number of driver hours). For contracts subject to early cancellation provisions, the transaction price subject to cancellation is excluded from RPO.
Significant Judgments—The Company’s contracts with customers can include multiple promises to transfer goods or services to the customer. Determining whether promises are distinct performance obligations that should be accounted for separately—or not distinct within the context of the contract and, thus, accounted for together—requires significant judgment.
The Company’s contracts typically involve various administrative tasks to set up the contract to enable the customer to benefit from the service. Determining whether activities required to fulfill a contract are promised services to the customer, rather than administrative tasks/setup activities, require judgment based on the specific nature of the activities. In concluding whether contract activities represent promised services to the customer, the Company considers the nature of the activities being performed, including whether they provide incremental benefit to the customer on a stand-alone basis and whether another party could provide the services. In instances where the Company concludes the activities represent setup activities, they are accounted for on a combined basis with the cloud-based software and are recognized over the term of the contract commencing at the date the customer has the ability to access and benefit from the cloud-based software service.
Principal versus Agent Considerations—The Company evaluates the presentation of revenue on a gross versus net basis based on whether the Company acts as a principal or agent for the services provided to its customers. The Company acts as a principal and recognizes revenue on a gross basis when the Company controls the services provided to the customer.
In instances where the Company utilizes third parties in the delivery of services to customers, management evaluates whether the Company controls the services provided to customers based on indicators of control. These indicators include:
•Whether the Company is primarily responsible for the delivery of the service to the customer;
•Whether the Company has inventory and pricing risk associated with the services; and
•Whether the Company has discretion in the pricing of the services.
The Company generally recognizes revenue for these services on a gross basis, as the Company controls these services prior to them being transferred to customers (who are cities, transit agencies, transport operators, school districts, universities, and corporations rather than the riders utilizing the related transportation operations of customers).
The primary instance in which the Company utilizes third parties is in the delivery of driver management services where the Company is responsible for maintaining a network of available drivers for customers. For certain customers, the Company provides these services through the use of third-party staffing agencies or by entering into separate agreements with independent contractor drivers. In these instances, the Company has concluded that it controls the services before they are provided to the customer based on the following considerations:

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•The Company is primarily responsible to maintain the network of drivers;
•The Company determines the specific routes to be completed by the driver including assignment of the driver to specific end users and the routing of each ride;
•The Company is responsible for the quality of services and for providing remedies to the customer in the event of any service issues;
•Drivers are in contractual privity with the Company (or its subsidiaries or subcontractors), not with the Company’s customers;
•The Company determines the price to be paid to the driver independently of any pricing arrangements with the Company’s customer. As a result, the Company is exposed to pricing risk;
•The Company is obligated to pay its drivers for hours driven, irrespective of whether the Company is paid by its customer;
•In the event of the termination of a subcontractor arrangement or an independent contractor agreement, the Company remains responsible for the promise to the customer to provide a network of available drivers and would engage another subcontractor or contract directly with independent contractor drivers to satisfy that responsibility, incurring pricing risk; and
•The Company’s obligation is satisfied only when it maintains and provides the network of available drivers over time rather than when it fulfills each individual ride. This is because the end users (not the customer) determine when rides are needed, and the Company’s obligation is limited to having enough drivers available to satisfy anticipated end user demand within the requirements of the contract.
Costs to Obtain Contracts—Sales commissions are capitalized as costs of obtaining a contract when they are incremental and they are expected to be recovered. The Company applies judgment in estimating the amortization period, by taking into consideration customer contract terms, history of renewals, and expected length of customer relationship, as well as useful life of the underlying technology and products. When capitalizing commissions, amortization of sales commission expenses is included in sales and marketing expenses in the accompanying consolidated statements of operations.
Cost of Revenue—Cost of revenue consists of the cost of providing certain tech-enabled services to customers such as driver management, fleet management services, and customer support related costs. Cost of revenue also includes personnel costs for the Company’s field operational teams, as well as third-party cloud hosting services, allocated overhead, amortization of capitalized internal-use software, and other direct costs.
Research and Development—Research and development costs relate primarily to compensation costs, including stock-based compensation, for employees in engineering, product development and design and data science. Research and development costs are expensed as incurred, unless they qualify as capitalized internal-use software development costs.
Sales and Marketing—Sales and marketing expenses primarily consist of personnel-related compensation costs, advertising expenses, and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred, unless they qualify as capitalized costs to obtain contracts. Advertising expenses were $8.8 million, $5.2 million and $4.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
General and Administrative—General and administrative expenses include salaries, stock-based compensation expenses, and benefits for employees in the Company’s finance and accounting, legal, human resources, information systems, operations management and other administrative functions. It also includes customer support costs as well as other general expenses (including professional fees and insurance expenses).
401(k) Plan and Other Postemployment Plans—The Company has adopted a 401(k) plan for eligible US employees under the provisions of Section 401(k) of the Internal Revenue Code (IRC or the “Code”). Participants may elect to contribute up to the maximum amount allowable under the IRC.

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company, at its discretion, makes matching contributions equal to the greater of 2% of the participant’s compensation or $5,000. For the years ended December 31, 2025, 2024 and 2023, the Company made 401(k) plan contributions of $2.2 million, $1.6 million and $1.5 million respectively.
The Company also contributes to government-sponsored postemployment plans for its non-US employees where required by local laws. Funding requirements for programs required by local laws are determined on an individual country and plan basis and are subject to local country practices and market circumstances.
Stock-Based Compensation—The Company accounts for stock-based compensation based on the grant date fair value of equity awards. The Company recognizes compensation expense for the value of its awards based on the straight-line method over the requisite service period of each of the awards. Forfeitures are accounted for when they occur. The aggregate amount of compensation expense that is recognized as of any date is at least equal to the grant date fair value of the vested portion of the award on that date.
The grant date fair value of option awards is estimated using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model (OPM). For the years ended December 31, 2025, 2024 and 2023 the assumptions utilized were as follows:

	Year Ended December 31,
	2025	2024	2023
Dividend yield (a)	—%	—%	—%
Expected volatility (b)	50%	60%	60%
Risk-free interest rate (c)	4.1 - 4.3%	4.3 - 4.4%	4.3%
Expected life (d)	6.25 years	6.25 years	6.25 years
Fair value of common stock (e)	$19.82 - 27.97	$19.82	$15.71
__________
(a)The Company has historically not paid dividends and has no foreseeable plans to pay dividends on any class of its common stock.
(b)Since the Company was not traded on any stock exchange market at the applicable grant date, quoted prices of the Company’s common stock was unavailable. In accordance with ASC 718, due to insufficient or no historical data for the Company, the expected volatility determination was based on similar companies’ stock volatility.
(c)The risk-free interest rate was based on the yield from US federal reserve rates with an equivalent term.
(d)The expected option term represents the period that the Company’s stock options are expected to be outstanding. The Company elected to estimate the expected term as the midpoint between the requisite service period and the contractual term as permitted by ASC 718-10-30-20A.
(e)Because there was no public market for the Company’s common stock at the time of issuance, the board of directors, with the assistance of a third-party valuation specialist, determined the common stock fair value based on generally accepted valuation methodologies for the common stock of a privately held company using a market approach with a guideline publicly traded company method. The valuation considered both an IPO scenario on a fully diluted basis and a Going Concern scenario using a Black-Scholes OPM allocation.
The grant date fair value of restricted stock units (“RSUs”) that contain service vesting conditions is estimated based on the fair value of the underlying shares on the grant date. The grant date fair value of restricted stock units that contain market based vesting conditions (“PSUs”) is determined using a Monte Carlo valuation model that incorporates the likelihood of meeting the market condition. For the year ended December 31, 2025, the assumptions utilized for valuing PSUs were as follows:

Expected volatility	40.0%
Risk-free interest rate	3.8%
Dividend yield	—%
Income Taxes—The Company is subject to income taxes in the United States and multiple foreign jurisdictions. The Company records a provision for income taxes using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized.

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recognizes tax benefits from uncertain tax positions only if the Company believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company continuously reviews issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of its tax liabilities. The Company’s policy is to adjust these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on its financial condition and results of operations. The provision for income taxes includes the effects of any reserves that management believes are appropriate, as well as the related interest and penalties. Management determined there were no uncertain tax positions as of December 31, 2025 and 2024, that would more likely than not be subject to tax by the IRS or other tax authorities.
Net Loss Per Share Attributable to Common Stockholders—Basic loss per share is calculated by dividing the net loss attributable to the Company by the weighted-average number of shares of common stock outstanding for the period.
The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. The Company uses the if-converted method for calculating any potential dilutive effect on diluted net loss per share from its convertible instruments. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because potentially dilutive common shares are anti-dilutive.
Insurance Payables—The Company utilizes third-party insurance and self-insurance programs to insure costs, including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The recorded self-insurance reserves reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported. The estimate of the Company’s self-insured ultimate obligation utilizes assumptions based on the Company’s historical claim and loss experience, combined with relevant industry claim and loss development factors. To limit exposure to some risks, the Company maintains additional insurance with per-claim and per-incident coverage subject to deductibles, as well as an umbrella policy. The Company cannot predict whether this insurance will be adequate to cover all potential hazards incidental to its business. Reserves are periodically reviewed and adjusted as necessary as experience develops or new information becomes known. However, if an incident results in a claim in excess of the limits of the Company’s umbrella policy coverage, the impact could be material to the Company’s financial position, results of operations, and cash flows. For the years ended December 31, 2025, 2024, and 2023, the Company recorded expenses related to insurance claims of $4.5 million, $2.7 million and $4.5 million, respectively. Expenses related to insurance claims are included within general and administrative expense in the consolidated statements of operations.
Loss Contingencies—The Company is involved in legal proceedings, claims, and regulatory, nonincome tax, or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include claims for substantial or indeterminate amounts of damages. The Company records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss in the accompanying notes to consolidated financial statements.
The Company reviews the developments in its contingencies that could affect the amount of the provisions that have been previously recorded and the matters and related reasonably possible losses disclosed. The Company makes adjustments to provisions and changes to disclosures accordingly to reflect the impact of negotiations, settlements, rulings, insurance claims, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of loss. These estimates have been based on the Company’s assessment of the facts and circumstances at each consolidated balance sheet date and are subject to change based on new information and future events.
The outcomes of litigation and other disputes are inherently uncertain. Therefore, if one or more of these matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
3.    ACQUISITIONS
Downtowner—On December 12, 2025, the Company acquired Downtowner Transportation LLC and all of its affiliated subsidiaries ("Downtowner") for cash consideration of $40.7 million. Downtowner is a transportation technology company specializing in innovative and efficient public transit solutions for destination cities in the United States. The purpose of this acquisition was to expand the Company’s end-to-end platform.
In connection with the acquisition of Downtowner, the Company recognized identifiable assets and assumed liabilities based on their respective fair values at the acquisition date. The Company recognized goodwill of $26.4 million, intangible assets of $13.0 million and other net assets of $1.3 million.
Goodwill is attributable to the acquired workforce and the expected synergies from the expanded platform. The Company expects that goodwill from this acquisition will be deductible for income tax purposes.
The acquired intangible assets are primarily comprised of customer relationships with an estimated fair value of $6.8 million and an estimated useful life of 15 years, Downtowner’s developed technology with an estimated fair value of $5.0 million and an estimated useful life of 5 years, and the Downtowner tradename with an estimated fair value of $1.2 million and an estimated useful life of 5 years.
The amounts of revenue and earnings of Downtowner for the period from the acquisition date to December 31, 2025 were not material. Pro forma financial information has not been presented as the impact of pro forma adjustments is not material.
Citymapper—On March 15, 2023, the Company acquired Citymapper, Limited (“Citymapper”), a United Kingdom-based journey planning app and transit technology company for total consideration. The purpose of this acquisition was to expand the Company’s end-to-end platform.

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the acquisition-date fair value of the purchase price consideration (in thousands):

Cash paid	$40,114
Common stock (73,085 shares)	1,148
Series G-1 convertible preferred stock (747,261 shares)	31,831
Contingent consideration	849
Fair value of total purchase price consideration	$73,942
The fair value of the Common stock and Series G-1 convertible preferred stock was estimated based on a contemporaneous valuation performed by an independent valuation firm. The fair value estimate was based on generally acceptable valuation methodologies for the stock of a privately held company using a market approach with a guideline publicly traded company method. The valuation considered both an IPO scenario on a fully diluted basis and a Going Concern scenario using a Black-Scholes OPM allocation. The contingent consideration relates to pre-acquisition research and development tax credits receivable from United Kingdom tax authorities which Via subsequently received and remitted to the sellers.
In connection with the acquisition the Company recognized goodwill of $52.8 million and intangible assets of $18.9 million. Goodwill is attributable to the acquired workforce and the expected synergies from the expanded platform. The Company expects that no goodwill from this acquisition will be deductible for income tax purposes.
The acquired intangible assets are primarily comprised of customer relationships with an estimated fair value of $9.5 million and an estimated useful life of 15 years. The acquired intangible assets also include Citymapper’s developed technology with an estimated fair value of $5.0 million and an estimated useful life of four years, and the Citymapper tradename with an estimated fair value of $4.5 million and an estimated useful life of ten years.
The amounts of revenue and earnings of Citymapper for the period from the acquisition date to December 31, 2025, were not material. Pro forma financial information has not been presented as the impact of pro forma adjustments is not material.

4.    GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance—beginning of year	$160,134	$161,824
Additions	26,382	—
Foreign currency translation	5,789	(1,690)
Balance—end of year	$192,305	$160,134
Intangible assets—net consisted of the following as of December 31, 2025 and 2024 (in thousands, except years):

December 31, 2025	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4–5	$16,870	$(10,265)	$6,605
Trade names	5	6,992	(2,196)	4,796
Customer relationships	12–15	32,770	(8,146)	24,624
Total intangible assets		$56,632	$(20,607)	$36,025

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4–5	$11,506	$(8,203)	$3,303
Trade names	5	5,464	(1,462)	4,002
Customer relationships	12–15	24,782	(5,920)	18,862
Assembled workforce	2	520	(363)	157
Total intangible assets		$42,272	$(15,948)	$26,324
For the years ended December 31, 2025, 2024 and 2023, the Company recorded amortization expense of $4.7 million, $5.6 million and $4.9 million, respectively.
As of December 31, 2025, future amortization of intangible assets that will be recorded in cost of revenue and general and administrative expenses is estimated as follows (in thousands):

Amortization
2026	$5,558
2027	4,436
2028	4,154
2029	4,154
2030	4,088
Thereafter	13,635
Total remaining amortization	$36,025
5.    REVENUE
Contract Balances—The Company’s contract liabilities consist of deferred revenue. Deferred revenue includes amounts received from customers, but not recognized as revenue as service has not yet been rendered.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized revenues of $20.6 million, $20.4 million and $9.5 million, that were included in deferred revenue as of December 31, 2024, 2023 and 2022, respectively.
For the year ended December 31, 2025, the amount of revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods was immaterial.
Remaining Performance Obligations as of December 31, 2025, were $294.4 million, of which approximately 60% and 27% is expected to be recognized as revenue in the years ended December 31, 2026 and 2027, respectively, and the remainder thereafter.
The Company had no material obligations related to refunds or warranties as of December 31, 2025.
Revenue by Geography—Revenue by geography is based on where the service was provided. The following table sets forth revenue by geographic area for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue by geographic area:
United States	$309,663	$221,003	$167,558
Germany	83,530	78,527	43,815
All other countries	41,144	38,100	37,481
Total	$434,337	$337,630	$248,854
With the exception of the United States and Germany, no country had revenue in any period presented greater than 10% of total consolidated revenue.

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue by Customer Type—The following table sets forth revenue disaggregated by end-customer type between government entities (which include cities, transit agencies, and school districts) and commercial entities for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue by customer type:
Government	$406,425	$311,039	$222,266
Commercial	27,912	26,591	26,588
Total	$434,337	$337,630	$248,854
The Company had no customers that accounted for greater than 10% of consolidated revenue in the years ended December 31, 2025, 2024 and 2023.
Capitalized Commissions—As of December 31, 2025 and 2024, capitalized commissions of $0.8 million and $0.9 million, respectively, are included in prepaid expenses and other current assets in the consolidated balance sheets. As of December 31, 2025 and 2024, the noncurrent portion of capitalized commissions of $0.7 million and $0.9 million, respectively, is included in other noncurrent assets in the consolidated balance sheets. Amortization of sales commission expenses included in sales and marketing was $3.0 million, $2.7 million and $3.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
6.    OTHER INCOME (EXPENSE)
The following table presents the components of other income (expense) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revaluation of warrants liability	$2,273	$(4,500)	$(1,738)
Revaluation of convertible notes embedded derivative feature	(9,312)	(370)	—
Employee retention credit	2,483	1,857	—
Foreign currency transaction gain	475	326	(1,528)
Other	(123)	17	(374)
Total other income (expense)	$(4,204)	$(2,670)	$(3,640)
7.    FAIR VALUE MEASUREMENT
The following tables present the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis and indicates the fair value hierarchy of the valuation as of December 31, 2025 and 2024 (in thousands):

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market funds	$236,425	$—	$—	$236,425
Certificates of deposit	—	8,000	—	8,000
Total	$236,425	$8,000	$—	$244,425

December 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivatives liability
Warrants liability	$—	$—	$7,220	$7,220
Convertible notes embedded derivative feature	—	—	11,599	11,599
Total	$—	$—	$18,819	$18,819
The Company’s derivatives liability was extinguished during the year ended December 31, 2025, as further described below.

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warrants liability—On January 29, 2025, the remaining outstanding warrants to purchase Series E convertible preferred stock were exercised. Upon exercise, the Company issued 575,295 shares of Series E convertible preferred stock for total consideration of $20.0 million.
The following table sets forth a summary of the changes in the estimated fair value of the Company’s warrants liability for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Balance—beginning of year	$7,220	$2,720
Change in fair value during the period, recognized in other income (expense)—net	(2,273)	4,500
Fair value of warrants exercised	(4,947)	—
Balance—end of year	$—	$7,220
Convertible notes’ embedded derivative feature—At various dates from October 2024 through February 2025 the Company issued convertible notes for total consideration of $50.0 million. The convertible notes had conversion and other features, which were determined to be an embedded derivative requiring bifurcation and separate accounting. The convertible notes were converted into shares of the Company’s Class A common stock in connection with the Company’s IPO and the embedded derivative feature was reclassified into equity.
The following table sets forth a summary of the changes in the estimated fair value of the embedded derivative feature during the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Balance—beginning of year	$11,599	$—
Fair value recognized on issuance of convertible notes	1,940	11,229
Change in fair value during the period, recognized in other income (expense)—net	9,312	370
Reclassification to equity in connection with initial public offering	(22,851)	—
Balance—end of year	$—	$11,599
The Company did not make any transfers between the levels of the fair value hierarchy during the years ended December 31, 2025 and 2024.
8.    PROPERTY AND EQUIPMENT
Property and equipment—net as of December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Office furniture and equipment	$2,085	$1,655
Computers and software	7,824	6,917
Leasehold improvements	1,113	1,098
Capitalized internal-use software	18,656	14,319
Total	29,678	23,989
Less accumulated depreciation and amortization	(16,283)	(12,800)
Property and equipment—net	$13,395	$11,189
Depreciation and amortization expense of property and equipment for the years ended December 31, 2025, 2024 and 2023, amounted to $3.9 million, $3.5 million and $3.1 million, respectively.

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued expenses	$23,266	$17,843
Accrued taxes	1,620	1,502
	$24,886	$19,345
10.    LINE OF CREDIT AGREEMENT
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
On February 20, 2024, the Company drew down $40.0 million on the revolving line of credit as a SOFR loan. As of December 31, 2024, SOFR Loans of $35.0 million were outstanding. For the years ended December 31, 2025 and 2024, the Company recognized interest expense of $1.8 million and $2.7 million, respectively, in relation to the revolving line of credit. In November 2025, the Company repaid in full the SOFR Loans balance outstanding.
The Company had letters of credit outstanding under the letter of credit subfacility of $13.8 million as of December 31, 2025.
As of December 31, 2025, the Company had $86.2 million in available borrowings under the Credit Agreement.
The Credit Agreement contains customary representations and warranties, certain financial and nonfinancial covenants, and certain limitations on liens and indebtedness. The financial covenants include a requirement to maintain minimum liquidity of $50 million, plus 50% of any principal amounts funded under the incremental facility. Additionally, the Company is required to meet certain revenue targets. As of December 31, 2025, the Company was in compliance with all financial covenants.
11.    CONVERTIBLE NOTES
At various dates from October 2024 through February 2025, the Company executed convertible note agreements with certain lenders for an aggregate principal amount and net proceeds of $50.0 million. The notes had an annual interest rate of 8% in the first year, 9% in the second year, 11% in the third year, 13% in the fourth year and 15% in the fifth year, compounded annually. Interest began accruing on the date that the respective lender’s funds were received.
The terms of the convertible notes included certain conversion and other features, including automatic conversion upon the occurrence of an IPO at a 30% discount to the IPO Price. The Company evaluated the features of the convertible notes and concluded that multiple features met all the embedded derivative criteria in

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents the carrying value of the Company’s convertible notes as of December 31, 2024 (in thousands):

Principal value	$42,500
Unamortized discount	(10,465)
$32,035
The contractual interest expense amounted to $2.8 million and $0.5 million for the years ended December 31, 2025 and 2024, respectfully. The amortization of the discount related to the issuance date fair value of the embedded derivative feature amounted to $4.8 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively, and was recorded as part of interest expense in the consolidated statements of operations under the effective interest rate method. The effective interest rate on the convertible notes was 17.3% for the years ended December 31, 2025 and 2024.
On September 15, 2025, immediately prior to the closing of the IPO, $53.3 million in principal and accrued contractual interest on the convertible notes automatically converted into 1,655,908 shares of the Company’s Class A common stock based on a 30% discount to the IPO Price. The conversion was accounted for as a debt extinguishment, resulting in the recognition of a $10.9 million loss on extinguishment, calculated as the difference between the fair value of the shares issued and the carrying value of the notes and the embedded derivative feature liability at conversion. A loss of $9.3 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively, was recorded in other income (expense) for the change in fair value of the embedded derivative feature. The fair value of the embedded derivative feature at the conversion date was determined based on the intrinsic value associated with a 30% discount to the IPO Price.
12.    COMMITMENTS AND CONTINGENCIES
Letters of Credit—The Company is required to maintain letters of credit to meet the requirements of various lease agreements and customer contracts entered into by the Company. The Company had outstanding letters of credit of $13.9 million as of December 31, 2025, which is primarily comprised of letters of credit outstanding under the letter of credit subfacility of the Credit Agreement.
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

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.    LEASES
The Company leases facilities and vehicles under noncancelable operating leases with various expiration dates through 2030.
Rent expense for operating leases was $11.4 million, $8.9 million and $6.3 million, for the years ended December 31, 2025, 2024 and 2023, respectively. The components of operating lease expense for the years ended December 31, 2025, 2024 and 2023, are shown in the table below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$10,488	$7,735	$5,446
Short-term lease expense	756	852	418
Variable lease expense	142	279	452
Total	$11,386	$8,866	$6,316
Rental income was immaterial for the years ended December 31, 2025, 2024 and 2023.
Supplemental cash flow information and noncash activity related to the Company’s operating leases for the years ended December 31, 2025, 2024 and 2023, were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$10,655	$8,096	$3,851
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$13,018	$4,608	$17,254
Weighted-average remaining lease term and discount rate for the Company’s operating leases as of December 31, 2025 and 2024, were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	2.3	2.7
Weighted-average discount rate	8.5%	8.3%
The Company’s future commitments as of December 31, 2025, are as follows (in thousands):

Years Ending December 31,	Operating Leases
2026	$10,866
2027	6,279
2028	2,652
2029	823
2030	290
Thereafter	—
Total lease payments	20,910
Less imputed interest	(1,784)
Lease liability—at present value	$19,126

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    CONVERTIBLE PREFERRED STOCK
The authorized, issued, and outstanding shares; issue price and conversion price per share; aggregate liquidation preference; and carrying value of the Company’s convertible preferred stock as of December 31, 2024, were as follows (in thousands, except for share and per share data):

Series	Shares Authorized	Shares Issued and Outstanding	Issue Price per Share	Conversion Price per Share	Liquidation Preference	Carrying Value
Series A	6,546,322	6,546,322	$1.97	$1.97	$12,928	$11,657
Series B	6,110,013	6,110,013	4.39	4.39	26,815	26,750
Series C	9,409,496	9,409,496	10.73	10.73	100,995	100,881
Series D	13,104,433	13,104,433	20.49	20.49	268,548	264,606
Series E	15,043,996	14,048,794	34.76	34.76	488,404	489,993
Series F	1,453,442	1,453,442	41.28	41.28	60,000	59,851
Series G	2,856,659	2,856,654	45.51	45.51	130,000	128,673
Series G-1	5,144,860	2,525,739	45.51	45.51	114,941	112,647
Total	59,669,221	56,054,893			$1,202,631	$1,195,058
Immediately prior to the completion of the IPO, all of the Company’s then-outstanding shares of convertible preferred stock were automatically converted into 56,630,188 shares of the Company’s Class A common stock. As the conversion was in accordance with the original terms of the convertible preferred stock, no gain, loss, or deemed dividend was recognized upon conversion.
15.    STOCKHOLDERS’ EQUITY (DEFICIT)
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
Preferred Stock—The Charter authorizes 10,000,000 shares of undesignated preferred stock. The board of directors of the Company has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.

16.     STOCK BASED COMPENSATION
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

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
awards granted under the 2012 Plan and 2018 Plan prior to the Company’s IPO remain in effect pursuant to their terms.
The following is a summary of the Company’s stock option activity for the year ended December 31, 2025:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2024	10,800,927	$12.84	6.84	$78,535
Granted	512,100	22.46
Exercised	(1,623,520)	8.50
Forfeited	(279,743)	17.59
Expired	(106,183)	18.41
Outstanding—December 31, 2025	9,303,581	13.92	6.26	140,360
Exercisable—December 31, 2025	7,233,403
The weighted-average grant-date fair value of options granted during the years ended December 31, 2025, 2024 and 2023, was $16.69, $12.01 and $9.52, respectively.
The total intrinsic value of stock options exercised for the years ended December 31, 2025, 2024 and 2023 was $50.9 million, $3.0 million and $4.3 million, respectively.
2025 Omnibus Incentive Plan—On September 11, 2025, the Company’s stockholders approved the 2025 Omnibus Incentive Plan. The maximum number of shares of the Company’s Class A common stock that may be issued under the 2025 Omnibus Incentive Plan is 7,263,418 shares.
RSUs—Under the 2025 Omnibus Incentive Plan, the Company issues RSUs subject to a service-based vesting condition. The RSUs generally vest over a period of either three or four years, unless otherwise decided by the Company’s board of directors. RSUs issued to non-employee members of the Company’s board of directors vest over a 15-month period.
The following table is a summary of the Company’s RSU activity for the year ended December 31, 2025:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested—December 31, 2024	—	$—
Granted	2,528,026	43.87
Vested	(247)	46.00
Forfeited	(8,789)	46.00
Unvested—December 31, 2025	2,518,990	43.87
PSUs—On September 11, 2025, the Company’s board of directors approved a grant to the CEO and CFO of stock price-based PSUs with respect to 2,051,945 and 434,782 shares of Class A common stock, respectively. The vesting of the PSUs is conditioned on satisfaction of certain service-based and stock price-based vesting conditions, with a performance period of seven years from the effectiveness of the Company’s IPO registration statement. The stock price-based vesting conditions are comprised of seven tranches that are eligible to vest based on the achievement of certain specified stock price targets relative to the IPO Price of $46 per share of Class A common stock measured on a 60-day average period.
The weighted-average grant date fair value per share of the PSUs was $20.23. All PSUs were outstanding as of December 31, 2025, as none have vested or been cancelled.

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Based Compensation Expense—The stock-based compensation expense recognized in the consolidated statements of operations for services received from employees and nonemployees for the years ended December 31, 2025, 2024 and 2023, is shown in the following table (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$200	$227	$185
Research and development	8,577	6,583	4,959
Sales and marketing	7,121	4,023	3,134
General and administrative	14,443	10,393	4,848
Total	$30,341	$21,226	$13,126
As of December 31, 2025, there was $172.3 million of unamortized stock-based compensation costs related to all unvested awards, which is expected to be recognized over a weighted-average period of approximately 3.9 years.
17.    INCOME TAXES
The US and foreign components of loss before provision for income taxes for the years ended December 31, 2025, 2024 and 2023, are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(89,164)	$(78,238)	$(101,535)
Foreign	(4,676)	(10,424)	(13,614)
Loss before provision for income taxes	$(93,840)	$(88,662)	$(115,149)
The components of the provision for income taxes for the years ended December 31, 2025, 2024 and 2023, are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	243	169	148
Foreign	1,685	1,499	1,500
Total current tax expense	1,928	1,668	1,648
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	593	222	167
Total deferred tax benefit	593	222	167
Total provision for income taxes	$2,521	$1,890	$1,815

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax expense	(0.2)	(0.2)	(0.1)
Foreign rate differential	(2.0)	0.9	0.6
Derivatives revaluation	(4.0)	(1.1)	(0.3)
Stock-based compensation	(2.1)	(4.1)	(1.6)
Other nondeductible expenses	(1.1)	(1.7)	(0.9)
Valuation allowance	(14.0)	(18.2)	(20.7)
Other—net	(0.3)	1.3	0.4
Effective income tax rate	(2.7)%	(2.1)%	(1.6)%
The components of deferred tax assets and liabilities as of December 31, 2025 and 2024, are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$266,042	$259,111
Accruals and reserves	3,230	2,810
Capitalized research and development costs	60,295	49,414
Stock-based compensation	5,011	3,559
Tax deductible goodwill	765	—
Other	3,599	1,750
Total deferred tax assets	338,942	316,644
Less valuation allowance	(327,554)	(307,181)
Total deferred tax assets—net of valuation allowance	11,388	9,463
Deferred tax liabilities:
Intangibles	(6,766)	(6,844)
Other	(4,093)	(2,218)
Total deferred tax liabilities	(10,859)	(9,062)
Net deferred tax assets	$529	$401
Based on available evidence, management believes it is not more likely than not that the net deferred tax assets will be fully realizable. As such, the Company has recorded a valuation allowance against net deferred tax assets in all jurisdictions, except for jurisdictions where the Company has historically generated taxable income. The Company regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences, and tax planning strategies by jurisdiction. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute its business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company’s income tax provision would increase or decrease in the period in which the assessment is changed. The Company had a valuation allowance against net deferred tax assets of $327.6 million and $307.2 million as of December 31, 2025 and 2024, respectively. The valuation allowance changed by $20.4 million and $16.4 million during the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the change in the valuation allowance was primarily attributable to an increase in the amount of net operating loss (NOL) carryforwards and research and development capitalization, which the Company does not expect to recover.
As of December 31, 2025, the Company had US federal NOL carryforwards of $704.2 million, of which $171.1 million were generated prior to the enactment of the 2017 Tax Cuts and Jobs Act (“TCJA”), and therefore would begin to expire in 2035, and $533.1 million that have an unlimited carryover period. As of December 31, 2025, the Company had US state NOL carryforwards of $1.09 billion that begin to expire in 2027.

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, the Company had foreign NOL carryforwards of $5.2 million that begin to expire in 2030 and $226.5 million that have an unlimited carryover period.
As of December 31, 2025, the Company did not have any tax credit carryforwards.
Under Section 382 of the Internal Revenue Code, the Company’s ability to utilize NOL carryforwards or other tax attributes in any taxable year may be limited if it experiences an ownership change. The most recent formal Section 382 study was completed as of December 31, 2021, and concluded that the last ownership change for Section 382 purposes was in 2020. The Company has not completed any subsequent formal Section 382 study. As any limitation imposed by section 382 to a non-indefinite tax attribute would result in a corresponding offsetting change in the valuation allowance for U.S. federal and state purposes, no impact of the effective tax rate would be required.
The Company is subject to taxation in the US and various state and foreign jurisdictions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state, or foreign tax authorities to the extent utilized in a future period. As of December 31, 2025, due to the NOLs generated, all the years remain open to examination by the US federal, state and foreign tax authorities. The IRS is examining the 2022 tax year for US federal purposes. There have been no examinations of the Company’s US state income tax returns.
The Company has not provided US income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2025 and 2024, because it intends to permanently reinvest such earnings outside of the United States. If these foreign earnings were to be repatriated in the future, the related US tax liability will be immaterial, due to the participation exemption put in place under the TCJA.
The Company’s policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. As of and for the year ended December 31, 2025, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. As of December 31, 2025, the Company does not have any uncertain tax positions.
18.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(96,361)	$(90,552)	$(116,964)
less: net loss attributable to non-controlling interest	—	(271)	(278)
Net loss attributable to common stockholders	$(96,361)	$(90,281)	$(116,686)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	32,949,511	12,525,706	12,155,670
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(2.92)	$(7.21)	$(9.60)

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions, which were not satisfied as of December 31, 2025, 2024 and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Convertible preferred stock	—	56,054,893	56,054,893
Warrants to purchase Series E convertible preferred stock	—	575,295	575,295
Convertible notes	—	1,266,092	—
Stock options	9,303,581	10,800,927	8,521,063
RSUs	2,518,990	—	—
PSUs	2,486,727	—	—
Total	14,309,298	68,697,207	65,151,251
19.    SEGMENT INFORMATION
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
The following tables provide information about the Company’s revenue and net loss by reportable segment (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue
Total segment revenue (Platform)	$434,337	$330,841	$237,315
Other (1)	—	6,789	11,539
Consolidated revenue	$434,337	$337,630	$248,854
____________
(1)Other revenue consists of revenue from a legacy operational contract in a former operating segment, which terminated in June 2024.

VIA TRANSPORTATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
Significant segment expenses	2025	2024	2023
Platform revenue	$434,337	$330,841	$237,315
Cost of revenue (1)	(262,537)	(201,171)	(138,457)
Research and development (1)	(92,352)	(88,987)	(95,833)
Sales and marketing	(67,423)	(55,421)	(53,662)
General and administrative (1)	(88,641)	(69,351)	(62,630)
Interest income	5,272	2,195	3,599
Interest expense	(7,343)	(4,291)	(653)
Loss on extinguishment of convertible notes	(10,949)	—	—
Provision for income taxes	(2,521)	(1,890)	(1,815)
Other segment items (2)	(4,204)	(2,670)	(3,640)
Platform net loss	$(96,361)	$(90,745)	$(115,776)
_______________
(1)Includes depreciation and amortization expense as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$3,858	$4,037	$3,696
Research and development	513	794	746
General and administrative	4,158	4,295	3,578
Total	$8,529	$9,126	$8,020
(2)Other segment items are comprised of other income (loss) which consists primarily of non-cash losses relating to the change in the fair value of warrants to purchase convertible preferred stock and the convertible notes’ embedded derivative feature.

	Year Ended December 31,
Reconciliation of net loss	2025	2024	2023
Platform net loss	$(96,361)	$(90,745)	$(115,776)
Other net income (loss)	—	193	(1,188)
Consolidated net loss	$(96,361)	$(90,552)	$(116,964)
The following table presents information about long-lived assets by geographic area as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
United States	$19,804	$13,441
All other countries	11,910	12,941
Total	$31,714	$26,382

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(1) Disclosure in Lieu of Reporting on a Current Report on Form 8-K.
None.
(2) Insider Trading Arrangements and Policies.
During the fiscal quarter ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than as set forth below) will be included in the proxy statement for our 2026 annual meeting of stockholders (the “2026 Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website at investors.ridewithvia.com. In addition, we intend to post on our website all disclosures that are required by law or the rules of NYSE concerning any amendments to, or waivers from, any provision of the code. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider information on our website to be part of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this Annual Report on Form 10-K:
(1)Financial statements

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules

All financial schedules have been omitted because the required information is either presented in the consolidated financial statements filed as part of this Annual Report on Form 10-K or the notes thereto or is not applicable or required.
(3)Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index

		Incorporation by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Via Transportation, Inc.	S-8	333-290556	4.1	September 26, 2025

3.2	Amended and Restated Bylaws of Via Transportation, Inc.	S-8	333-290556	4.2	September 26, 2025
4.1	Registration Rights Agreement, dated as of September 15, 2025 by and among Via Transportation, Inc. and certain investors.	10-Q	001-42841	4.1	November 14, 2025

4.2	Description of Registrant’s Securities					X

10.1	Voting and Support Agreement by and among Via Transportation, Inc., Exor N.V. and Daniel Ramot.	S-1	333-289624	10.1	August 15, 2025

10.2	Form of Indemnification Agreement.	S-1	333-289624	10.2	August 15, 2025

10.3†	Via Transportation, Inc. 2012 Equity Incentive Plan	S-1	333-289624	10.4	August 15, 2025

10.4†	Form of Stock Option Agreement under Via Transportation, Inc. 2012 Equity Incentive Plan.	S-1	333-289624	10.5	August 15, 2025

10.5†	Via Transportation, Inc. 2018 Equity Incentive Plan.	S-1	333-289624	10.6	August 15, 2025

10.6†	Form of Stock Option Agreement under Via Transportation, Inc. 2018 Equity Incentive Plan.	S-1	333-289624	10.7	August 15, 2025

10.7†	Via Transportation, Inc. 2025 Omnibus Incentive Plan.	S-8	333-290556	99.5	September 26, 2025

10.8†	Form of Restricted Stock Unit Agreement under Via Transportation, Inc. 2025 Omnibus Incentive Plan.	S-1	333-289624	10.9	August 15, 2025

10.9†	Employment Agreement with Daniel Ramot.	S-1	333-289624	10.10	August 15, 2025

10.10†	Employment Agreement with Clara Fain.	S-1	333-289624	10.11	August 15, 2025

10.11†	Employment Agreement with Erin H. Abrams.	S-1	333-289624	10.12	August 15, 2025

10.12†	Via Transportation, Inc. Change-in-Control and Severance Plan.	S-1/A	333-289624	10.13	September 3, 2025

10.13	Form of Founder Share Exchange Agreement between Via Transportation, Inc., Daniel Ramot and Green Spaces Grantor Retained Annuity Trust No. 1.	S-1	333-289624	10.14	August 15, 2025

10.14	Form of Equity Award Exchange Agreement between Via Transportation, Inc. and Daniel Ramot.	S-1	333-289624	10.15	August 15, 2025

10.15	Amended and Restated Credit Agreement, dated as of April 26, 2023, by and among Via Transportation, Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, HSBC Ventures USA Inc. and the other lenders party thereto.	S-1	333-289624	10.16	August 15, 2025

10.16	First Amendment to Amended and Restated Credit Agreement, dated as of March 28, 2025, by and among Via Transportation, Inc., Wells Fargo Bank, National Association and the other lenders party thereto.	S-1	333-289624	10.17	August 15, 2025

19.1	Insider Trading Policies & Procedures	X

21.1	List of Subsidiaries	X

23.1	Consent of Deloitte & Touche LLP	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101	X
† Indicates a management contract or compensatory plan.
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Via Transportation, Inc.

By:	/s/ Daniel Ramot	Dated: March 6, 2026
Name:	Daniel Ramot
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Via Transportation, Inc.

By:	/s/ Daniel Ramot	Dated: March 6, 2026
Name:	Daniel Ramot
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Clara Fain	Dated: March 6, 2026
Name:	Clara Fain
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Arnon Dinur	Dated: March 6, 2026
Name:	Arnon Dinur
Title:	Director

By:	/s/ William Nix	Dated: March 6, 2026
Name:	William Nix
Title:	Director

By:	/s/ Nechemia Peres	Dated: March 6, 2026
Name:	Nechemia Peres
Title:	Director

By:	/s/ Charles H. Rivkin	Dated: March 6, 2026
Name:	Charles H. Rivkin
Title:	Director

By:	/s/ Sarah E. Smith	Dated: March 6, 2026
Name:	Sarah E. Smith
Title:	Director

By:	/s/ Guido de Boer	Dated: March 6, 2026
Name:	Guido de Boer
Title:	Director