Form 10-Q
period 2026-03-31
Via Transportation, Inc.
filed 2026-05-12
CIK 1603015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 30, 2026 there were 77,449,688 shares of the registrant’s Class A common stock and 3,846,183 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to, among other things, future events and our future business, financial condition, results of operations, and prospects. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not statements of historical fact, and are based on current expectations, estimates, and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, which you should consider and read carefully, including but not limited to, the matters discussed in the section titled “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2026, and elsewhere in this Quarterly Report on Form 10-Q. There are a number of important factors that could cause our actual results to differ materially from the results anticipated by our forward-looking statements, which include, but are not limited to:
•we have a history of net losses and we may not be able to achieve or maintain profitability in the future;
•our past rapid growth and financial performance may not be indicative of future performance;
•a significant portion of our business depends on contracting with government entities and other heavily regulated organizations, and we face a number of challenges and risks unique to such business;
•increases in the cost of fuel, vehicles and labor related to inflation could adversely affect our business;
•natural disasters, public health crises, economic downturns, volatility in global currencies, government shutdowns, and geopolitical events could adversely affect our business;
•we are subject to a wide range of evolving laws and regulations;
•changes in domestic and international laws or regulations relating to data privacy and cybersecurity and any failure by us to comply with such laws and regulations could adversely affect our business;
•we face risks related to protection of our intellectual property and cybersecurity threats;
•we may fail to accurately predict the rate of customer contract renewals or long-term revenue growth;
•our industry is highly competitive and we face pressure from existing and new companies;
•if we are unable to successfully develop and deploy new software features for our platform (including advances in artificial intelligence (“AI”)), we may fail to retain and attract customers; and
•incorporation of AI into our platform may result in additional costs, reputational harm or liability.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$348,158	$370,914
Accounts receivable—net of allowance of $10 and $24 as of March 31, 2026 and December 31, 2025, respectively	94,916	81,572
Prepaid expenses and other current assets	18,104	17,065
Total current assets	461,178	469,551
Noncurrent Assets:
Restricted cash and cash equivalents	1,218	1,171
Property and equipment—net	14,649	13,395
Operating lease right-of-use assets	18,810	18,319
Deferred tax assets	437	529
Intangible assets—net	34,336	36,025
Goodwill	191,005	192,305
Other noncurrent assets	1,687	1,800
Total noncurrent assets	262,142	263,544
Total Assets	$723,320	$733,095

See notes to condensed consolidated financial statements.	(Continued)

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$7,222	$4,427
Accrued expenses and other current liabilities	21,128	24,886
Operating lease liabilities	10,021	9,749
Deferred revenue	23,954	26,893
Insurance payables	14,882	15,144
Accrued compensation and benefits	13,417	13,136
Total current liabilities	90,624	94,235
Noncurrent Liabilities:
Operating lease liabilities	9,249	9,378
Deferred revenue	1,321	1,746
Total noncurrent liabilities	10,570	11,124
Total liabilities	101,194	105,359
Commitments And Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025.	—	—
Class A common stock, $0.00001 par value—1,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025. 77,414,982 and 77,276,675 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	1	1
Class B common stock, $0.00001 par value—5,808,291 shares authorized, 3,846,183 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	—	—
Class C common stock, $0.00001 par value—200,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025.	—	—
Additional paid-in capital	1,827,909	1,811,349
Accumulated other comprehensive income (loss)	5,681	7,702
Accumulated deficit	(1,211,465)	(1,191,316)
Total stockholders’ equity	622,126	627,736
Total Liabilities And Stockholders' Equity	$723,320	$733,095

See notes to condensed consolidated financial statements.	(Concluded)

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$127,434	$98,642
Cost of revenue	77,379	58,832
Gross profit	50,055	39,810
Operating expenses:
Research and development	24,528	21,346
Sales and marketing	20,490	15,202
General and administrative	28,621	20,486
Total operating expenses	73,639	57,034
Operating loss	(23,584)	(17,224)
Interest income	2,779	567
Interest expense	(229)	(2,406)
Other income (expense)—net	1,442	3,518
Loss before provision for income taxes	(19,592)	(15,545)
Provision for income taxes	(557)	(772)
Net loss	(20,149)	(16,317)

Basic and diluted net loss per share:
Net loss per share—basic and diluted	$(0.25)	$(1.28)
Weighted average shares of common stock outstanding used in computing net loss per share—basic and diluted	81,177,074	12,753,056

See notes to condensed consolidated financial statements.

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(20,149)	$(16,317)
Other comprehensive income (loss)—Foreign currency translation adjustments	(2,021)	3,332
Comprehensive loss	$(22,170)	$(12,985)

See notes to condensed consolidated financial statements.

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2025	—	$—	81,122,858	$1	$1,811,349	$7,702	$(1,191,316)	$627,736
Exercise of options	—	—	118,316	—	996	—	—	996
Vesting of restricted stock units	—	—	19,991	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,564	—	—	15,564
Other comprehensive income	—	—	—	—	—	(2,021)	—	(2,021)
Net loss	—	—	—	—	—	—	(20,149)	(20,149)
Balance—March 31, 2026	—	—	81,261,165	$1	$1,827,909	$5,681	$(1,211,465)	$622,126
______________
(1) The share amounts listed above combine Class A common stock and Class B common stock. Refer to Note 12 for more information.

See notes to condensed consolidated financial statements.

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2024	56,054,893	$1,195,058	12,711,902	$—	$109,447	$(1,584)	$(1,094,955)	$(763)	$(987,855)
Exercise of options	—	—	81,535	—	680	—	—	—	680
Stock-based compensation	—	—	—	—	4,691	—	—	—	4,691
Proceeds from issuance of convertible preferred stock upon exercise of warrants	575,295	20,000	—	—	—	—	—	—	—
Reclassification of warrants liability to convertible preferred stock upon exercise	—	4,947	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	(763)	—	—	763	—
Other comprehensive income	—	—	—	—	—	3,332	—	—	3,332
Net loss	—	—	—	—	—	—	(16,317)	—	(16,317)
Balance—March 31, 2025	56,630,188	$1,220,005	12,793,437	$—	$114,055	$1,748	$(1,111,272)	$—	$(995,469)

See notes to condensed consolidated financial statements.

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(20,149)	$(16,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,399	2,282
Stock-based compensation	15,564	4,691
Provision for deferred taxes	92	35
Noncash operating lease expense	3,284	1,925
Revaluation of warrants liability	—	(2,273)
Revaluation of convertible notes' embedded derivative feature	—	1,021
Amortization of convertible notes' discount	—	1,618
Changes in operating assets and liabilities:
Accounts receivable	(13,788)	(451)
Prepaid expenses and other assets	(1,003)	(537)
Accounts payable	2,818	2,455
Accrued expenses and other current liabilities	(3,744)	2,558
Operating lease liabilities	(3,557)	(2,464)
Deferred revenue	(3,233)	(983)
Accrued compensation and benefits	382	(642)
Insurance payables	(262)	1,486
Net cash used in operating activities	(21,197)	(5,596)
Investing activities:
Purchase of property and equipment	(289)	(388)
Capitalized internal-use software	(1,992)	(872)
Net cash used in investing activities	(2,281)	(1,260)
Financing activities:
Proceeds from issuance of Series E convertible preferred stock upon exercise of warrants	—	20,000
Repayment of line of credit	—	(5,000)
Proceeds from issuance of convertible notes	—	7,500
Proceeds from exercise of stock options	996	680
Payment of issuance fees	—	(322)
Net cash provided by financing activities	996	22,858
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	(227)	322
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(22,709)	16,324
Cash, cash equivalents, and restricted cash and cash equivalents—beginning of period	372,085	78,989
Cash, cash equivalents, and restricted cash and cash equivalents—end of period	$349,376	$95,313

Supplemental disclosures of noncash investing and financing activities:
Reclassification of warrants liability to convertible preferred stock upon exercise	$—	$4,947
Allocation of proceeds from issuance of convertible notes to embedded derivative feature	$—	$(1,940)
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$796
Cash paid for income taxes	$311	$328

See notes to condensed consolidated financial statements.

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
2.    Significant Accounting Policies
Basis of Presentation—The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Via and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year. The condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 31, 2025, as filed with the SEC on March 6, 2026 (the “Annual Report”).
There were no significant changes to the Company’s significant accounting policies disclosed in Note 2 – Significant Accounting Policies of our audited consolidated financial statements for the year ended December 31, 2025 included in the Annual Report.
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
Acquisition of noncontrolling interest in Via Japan—In February 2025 the Company acquired the noncontrolling stockholders’ share in Via Mobility Japan K.K. (“Via Japan”) for a nominal amount of consideration. The difference between the carrying value of the noncontrolling interest, and the fair value of the consideration transferred, was reclassified from noncontrolling interest to additional paid in capital within stockholders’ equity (deficit) as of the acquisition date.
Recently Issued Accounting Pronouncements Not Yet Adopted—In March 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU requires an entity to disclose specified additional information in its income tax rate

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, this ASU requires the disaggregation of the income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. This ASU is effective for the Company in the fiscal year beginning January 1, 2026. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires disaggregation, in tabular presentation, of certain income statement expenses into different categories, such as purchases of inventory, employee compensation, and depreciation. This ASU is effective for the Company in the fiscal year beginning January 1, 2027, and interim periods in the year beginning January 1, 2028. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for the Company in the fiscal year beginning January 1, 2028. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
3.    Goodwill and Intangible Assets
The change in the carrying amount of goodwill for the three months ended March 31, 2026 was as follows (in thousands):

Balance—December 31, 2025	$192,305
Foreign currency translation and other adjustments	(1,300)
Balance—March 31, 2026	$191,005
Intangible assets—net consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands, except years):

March 31, 2026	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4–5	$16,778	$(10,790)	$5,988
Trade names	5	6,909	(2,382)	4,527
Customer relationships	12–15	32,494	(8,673)	23,821
Total intangible assets		$56,181	$(21,845)	$34,336

December 31, 2025	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4–5	$16,870	$(10,265)	$6,605
Trade names	5	6,992	(2,196)	4,796
Customer relationships	12–15	32,770	(8,146)	24,624
Total intangible assets		$56,632	$(20,607)	$36,025
For the three months ended March 31, 2026 and 2025, the Company recorded amortization expense of $1.4 million and $1.3 million, respectively.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026, future amortization of intangible assets that will be recorded in cost of revenue and general and administrative expenses is estimated as follows (in thousands):

Amortization
Remainder of 2026	$4,110
2027	4,403
2028	4,126
2029	4,126
2030	4,060
Thereafter	13,511
Total remaining amortization	$34,336
4.    Revenue
Contract Balances—The Company’s contract liabilities consist of deferred revenue. Deferred revenue includes amounts received from customers but not recognized as revenue as service has not yet been rendered.
For the three months ended March 31, 2026, the Company recognized revenues of $13.4 million that were included in deferred revenue as of December 31, 2025.
For the three months ended March 31, 2026, the amount of revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods was immaterial.
Remaining Performance Obligations as of March 31, 2026, were $275.5 million, of which approximately 55% and 30% is expected to be recognized as revenue in the remainder of 2026 and 2027, respectively, and the remainder thereafter.
The Company had no material obligations related to refunds or warranties as of March 31, 2026.
Revenue by Geography—Revenue by geography is based on where the service was provided. The following table sets forth revenue by geographic area for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue by geographic area:
United States	$94,343	$69,520
Germany	20,464	19,805
All other countries	12,627	9,317
Total	$127,434	$98,642
With the exception of the United States and Germany, no country had revenue in any period presented greater than 10% of total consolidated revenue.
Revenue by Customer Type—The following table sets forth revenue disaggregated by end-customer type between government entities (which include cities, transit agencies, and school districts) and commercial entities for the three months ended March 31, 2026 and 2025 (in thousands):

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2026	2025
Revenue by customer type:
Government	$118,540	$91,771
Commercial	8,894	6,871
Total	$127,434	$98,642
The Company had no customers that accounted for greater than 10% of consolidated revenue in the three months ended March 31, 2026 and 2025.
Capitalized Commissions—As of March 31, 2026 and December 31, 2025, capitalized commissions of $0.9 million and $0.8 million, respectively, are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the noncurrent portion of capitalized commissions of $0.6 million and $0.7 million, respectively, is included in other noncurrent assets in the condensed consolidated balance sheets. Amortization of sales commission expenses included in sales and marketing was $0.9 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.
5.    Other Income (Expense)
The following table presents the components of other income (expense) for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revaluation of warrants liability	$—	$2,273
Revaluation of convertible notes embedded derivative feature	—	(1,021)
Employee retention credit	1,758	1,811
Foreign currency transaction (loss) gain	(451)	408
Other	135	47
Total other income (expense)	$1,442	$3,518
6.    Fair Value Measurement
The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis and indicates the fair value hierarchy of the valuation as of March 31, 2026 and December 31, 2025 (in thousands):

March 31, 2026	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market funds	$243,603	$—	$—	$243,603
Total	$243,603	$—	$—	$243,603

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market funds	$236,425	$—	$—	$236,425
Certificates of deposit	—	8,000	—	8,000
Total	$236,425	$8,000	$—	$244,425
The Company did not make any transfers between the levels of the fair value hierarchy during the three months ended March 31, 2026.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.    Property and Equipment
Property and equipment—net as of March 31, 2026 and December 31, 2025, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Office furniture and equipment	$2,092	$2,085
Computers and software	7,970	7,824
Leasehold improvements	1,113	1,113
Capitalized internal-use software	20,618	18,656
Total	31,793	29,678
Less accumulated depreciation and amortization	(17,144)	(16,283)
Property and equipment—net	$14,649	$13,395
Depreciation and amortization expense of property and equipment for the three months ended March 31, 2026 and 2025, amounted to $1.0 million and $1.0 million, respectively.
8.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of March 31, 2026 and December 31, 2025, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued expenses	$19,395	$23,266
Accrued taxes	1,733	1,620
	$21,128	$24,886
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
For the three months ended March 31, 2025 the Company recognized interest expense of $0.6 million in relation to the revolving line of credit. In November 2025, the Company repaid in full the SOFR Loans balance outstanding, and no amount remains outstanding as of March 31, 2026.
The Company had letters of credit outstanding and committed under the letter of credit subfacility of $20.6 million as of March 31, 2026.
As of March 31, 2026, the Company had $79.4 million in available borrowings under the Credit Agreement.
The Credit Agreement contains customary representations and warranties, certain financial and nonfinancial covenants, and certain limitations on liens and indebtedness. The financial covenants include a requirement to maintain minimum liquidity of $50 million, plus 50% of any principal amounts funded under the incremental facility. Additionally, the Company is required to meet certain revenue targets. As of March 31, 2026, the Company was in compliance with all financial covenants.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The terms of the convertible notes included certain conversion and other features, including automatic conversion upon the occurrence of an initial public offering (“IPO”) at a 30% discount to the IPO price. The Company evaluated the features of the convertible notes and concluded that multiple features met all the embedded derivative criteria in ASC 815, Derivatives and Hedging, and therefore, should be bifurcated from the notes and accounted for on a bundled basis as a single compound embedded derivative feature.
The embedded derivative feature was recorded at the fair value on the respective dates of issuance. The fair value of the embedded derivative feature is remeasured each reporting period and the change in the fair value is recorded in other income (expense).
The contractual interest expense amounted to $1.0 million for the three months ended March 31, 2025. The amortization of the discount related to the issuance date fair value of the embedded derivative feature amounted to $1.6 million for the three months ended March 31, 2025, and was recorded as part of interest expense in the consolidated statements of operations under the effective interest rate method. The effective interest rate on the convertible notes was 17.3% for the three months ended March 31, 2025.
On September 15, 2025, immediately prior to the closing of the Company’s IPO, $53.3 million in principal and accrued contractual interest on the convertible notes automatically converted into 1,655,908 shares of the Company’s Class A common stock based on a 30% discount to the IPO price.
11.    Commitments and Contingencies
Letters of Credit—The Company is required to maintain letters of credit to meet the requirements of various lease agreements, customer contracts and insurance policies entered into by the Company. The Company had outstanding and committed letters of credit of $20.8 million as of March 31, 2026, which is primarily comprised of letters of credit under the Credit Agreement.
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
12.    Stockholders' Equity (Deficit)
Class A, Class B, and Class C Common Stock—In accordance with the Company’s certificate of incorporation (the “Charter”), the Company has three classes of authorized common stock as follows:
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

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
common stock entitles the holder to no voting rights and will convert into one share of Class A common stock following the conversion of all outstanding shares of Class B common stock into shares of Class A common stock.
Preferred Stock—Immediately prior to the completion of the Company’s IPO, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 56,630,188 shares of the Company’s Class A common stock.
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
The following is a summary of the Company’s stock option activity for the three months ended March 31, 2026:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2025	9,303,581	$13.92	6.26	$140,360
Granted	—	—
Exercised	(118,316)	8.36
Forfeited	(34,710)	19.05
Expired	(23,782)	19.22
Outstanding—March 31, 2026	9,126,773	13.96	6.02	23,388
Exercisable—March 31, 2026	7,535,966
The total intrinsic value of stock options exercised for the three months ended March 31, 2026 was $1.3 million.
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

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table is a summary of the Company’s RSU activity for the three months ended March 31, 2026:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested—December 31, 2025	2,518,990	$43.87
Granted	361,298	24.71
Vested	(19,991)	26.13
Forfeited	(20,036)	40.61
Unvested—March 31, 2026	2,840,261	41.58
PSUs—On September 11, 2025, the Company’s board of directors approved a grant to the Chief Executive Officer and Chief Financial Officer of stock price-based restricted stock units (also called performance-based restricted stock units or “PSUs”) with respect to 2,051,945 and 434,782 shares of Class A common stock, respectively. The vesting of the PSUs is conditioned on satisfaction of certain service-based and stock price-based vesting conditions, with a performance period of seven years from the effectiveness of the IPO. The stock price-based vesting conditions are comprised of seven tranches that are eligible to vest based on the achievement of certain specified stock price targets relative to the IPO price of $46 per share of Class A common stock measured on a 60-day average period. The weighted-average grant date fair value per share of the PSUs was $20.23. All PSUs were outstanding as of March 31, 2026, as none have vested or been cancelled.
Stock Based Compensation Expense—The stock-based compensation expense recognized in the consolidated statements of operations for services received from employees and nonemployees for the three months ended March 31, 2026 and 2025, is shown in the following tables (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$75	$69
Research and development	4,030	1,614
Sales and marketing	3,328	1,268
General and administrative	8,131	1,740
Total	$15,564	$4,691

	Three Months Ended March 31,
	2026	2025
Stock options	$3,845	$4,691
RSUs	9,948	—
PSUs	1,771	—
Total	$15,564	$4,691
As of March 31, 2026, there was $163.1 million of unamortized stock-based compensation costs related to all unvested awards, which is expected to be recognized over a weighted-average period of approximately 3.7 years.
14.    Income Taxes
The Company calculates the provision for income taxes in interim periods by applying an estimated annual effective tax rate to income (loss) before income taxes and by calculating the tax effect of discrete items recognized during the period. The Company recorded a provision for income taxes of $0.6 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.
The provision for income taxes differed from applying the U.S. federal statutory rate to the Company’s loss before income taxes primarily due to the effects of valuation allowances.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026, the Company continues to maintain a full valuation allowance on deferred tax assets in all jurisdictions, except for jurisdictions where the Company has determined it is more likely than not that those deferred tax assets will be realizable.
15.    Net Loss Per Share
The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(20,149)	$(16,317)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	81,177,074	12,753,056
Net loss per share:
Net loss per share, basic and diluted	$(0.25)	$(1.28)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions, which were not satisfied as of March 31, 2026 and 2025:

	March 31 2026	March 31 2025
Convertible preferred stock	—	56,630,188
Convertible notes	—	1,131,215
Stock options	9,126,773	10,971,717
RSUs	2,840,261	—
PSUs	2,486,727	—
Total	14,453,761	68,733,120

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited annual financial statements and related notes for the fiscal year ended December 31, 2025, as filed with the SEC on March 6, 2026. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Part I–Item 1A. Risk Factors” in the Annual Report for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

($ in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Customer Count	838	821	682
Platform Annual Run-Rate Revenue	$510	$476	$395
Customers
Customer count as of the last date in any quarter represents the number of distinct legal entities which generated Platform revenue in that quarter. Each customer may have one or more contracts active at the same time. We closed the quarter ended March 31, 2026 with 838 customers, up 23% compared to our 682 customers as of March 31, 2025.
Platform Annual Run-Rate Revenue
Platform Annual Run-Rate Revenue as of the last date in any quarter represents our Platform revenue for that quarter multiplied by four. We believe that Platform Annual Run-Rate Revenue is a key metric to our business, reflecting our ability to acquire new customers and to grow our relationships with existing customers.

Platform Annual Run-Rate Revenue has demonstrated rapid growth and was up 29% as of March 31, 2026, at $510 million, compared to $395 million as of March 31, 2025.
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

General and Administrative
General and administrative expenses primarily include salaries, stock-based compensation expenses, and benefits for employees in our finance and accounting, legal, human resources, information systems, operations management and other administrative functions, as well as professional fees, insurance expenses, and other corporate costs.
We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as we hire additional personnel and enhance our systems, processes, operations, and controls to support the growth in our business as well as our increased compliance and reporting requirements as a public company. We also expect to incur higher insurance expenses, particularly in relation to our auto liability and director and officer insurance policies. However, while they may fluctuate in the near term, we expect that our general and administrative expenses will gradually decrease as a percentage of our revenue over time.
Interest Income
Interest income is comprised of interest earned on our cash and short-term investment balances.
We expect interest income will vary each reporting period depending on changes in our average cash and short-term investment balances, and applicable interest rates.
Interest Expense
Interest expense has historically been primarily comprised of interest accrued on our line of credit and convertible notes. Immediately prior to the completion of our IPO, the convertible notes converted into shares of our Class A common stock and no longer accrue interest. In November 2025, we repaid in full the outstanding balance on our line of credit.
We expect interest expense will vary each reporting period depending on changes in our outstanding indebtedness and applicable interest rates.
Other Income (Expense), Net
Other income (expense), net has historically been primarily comprised of non-cash gains or losses relating to the change in the fair value of warrants to purchase convertible preferred stock and the convertible notes embedded derivative feature. These instruments were extinguished during 2025. Other income (expense), net also includes the impact of the gain or loss on transactions denominated in foreign currencies and income related to employee retention credits under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).
We expect the absolute dollar value of other income (expense), net will vary each reporting period depending on the timing and magnitude of non-operating items, and changes in foreign currency exchange rates.
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

Results of Operations
The following table summarizes our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Revenue	$127,434	$98,642
Cost of revenue (1)(2)	77,379	58,832
Gross profit	50,055	39,810
Operating expenses:
Research and development (1)	24,528	21,346
Sales and marketing (1)	20,490	15,202
General and administrative (1)(2)	28,621	20,486
Total operating expenses	73,639	57,034
Operating loss	(23,584)	(17,224)
Interest income	2,779	567
Interest expense	(229)	(2,406)
Other income (expense), net	1,442	3,518
Loss before provision for income taxes	(19,592)	(15,545)
Provision for income taxes	(557)	(772)
Net loss	(20,149)	(16,317)
______________
(1)Includes stock-based compensation and related employer payroll taxes as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Cost of revenue	$75	$69
Research and development	4,030	1,614
Sales and marketing	3,328	1,268
General and administrative	8,131	1,740
Total	$15,564	$4,691
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Cost of revenue	$595	$511
General and administrative	817	788
Total	$1,412	$1,299

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the periods indicated(1):

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Cost of revenue	61	60
Gross profit	39	40
Operating expenses:
Research and development	19	22
Sales and marketing	16	15
General and administrative	22	21
Total operating expenses	58	58
Operating loss	(19)	(18)
Interest income	2	1
Interest expense	—	(2)
Other income (expense), net	1	4
Loss before provision for income taxes	(15)	(15)
Provision for income taxes	—	(1)
Net loss	(16)	(16)
______
(1)Percentage may not foot due to rounding
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	Amount	%
Revenue	$127,434	$98,642	$28,792	29%
The increase in revenue was driven by continued growth in new customers as well as rapid expansion with existing customers. Our total customer count increased by 23%, from 682 as of March 31, 2025 to 838 as of March 31, 2026, including 94 customers added through the Downtowner acquisition which closed in December 2025.
The increase in revenue was also driven by significant momentum with our customers located in the United States, where revenue increased by $24.8 million (or approximately 36% year-over-year) and the rest of the world excluding Germany which increased by $3.3 million (or approximately 36% year-over-year). This rapid growth was partially offset by slower growth in Germany, where revenue increased by $0.7 million (or approximately 3% year-over-year).
Recurring subscription fees accounted for 99% of our revenue for the three months ended March 31, 2026, up from 95% during the same period in 2025. Revenue contribution from upfront implementation services, consulting contracts, and other one-time revenue represented 1% and 5% of our total revenues in the three months ended March 31, 2026 and 2025, respectively.
Cost of Revenue, Gross Profit, and Gross Margin
The following table summarizes our cost of revenue, gross profit, and gross margin for the periods indicated:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	Amount	%
Cost of revenue	$77,379	$58,832	$18,547	32%
Gross profit	50,055	39,810	10,245	26%
Gross margin	39%	40%

Cost of revenue includes $66.8 million in technology-enabled services, $7.3 million in launch and support personnel and $3.3 million in IT and other costs for three months ended March 31, 2026. Cost of revenue increased primarily due to an increase of $18.0 million in tech-enabled services costs required to support new customers and our growth with existing customers.
Gross margin decreased from 40% in the three months ended March 31, 2025 to 39% in the three months ended March 31, 2026. The decrease was attributable to a revenue mix shift towards certain lower gross margin contracts and a reduction in revenue from higher margin implementation and consulting services.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	Amount	%
Operating expenses:
Research and development	$24,528	$21,346	$3,182	15%
Sales and marketing	20,490	15,202	5,288	35
General and administrative	28,621	20,486	8,135	40
Total	$73,639	$57,034	$16,605	29%
Research and Development
Research and development expenses increased primarily due to a $3.5 million increase in personnel costs. The increase in personnel expense resulted from a $2.4 million increase in stock-based compensation costs associated with the equity awards issued in connection with our IPO, and a $1.1 million net increase in other personnel costs including salary and benefits, net of change in capitalized software. The increase in personnel costs was primarily driven by a $1.9 million currency impact from the Israeli Shekel, which appreciated by approximately 15% against the US Dollar over the corresponding period, as a large percentage of our research and development team continues to be located in Israel. The currency impact more than offset a net reduction in research and development headcount in the comparative period.
Sales and Marketing
Sales and marketing expenses increased primarily due to a $4.9 million increase in personnel costs, driven by increased headcount for our sales and marketing team and issuances of new equity awards.
General and Administrative
General and administrative expenses increased primarily due to a $7.1 million increase in personnel costs and a $1.0 million increase in non-personnel costs. Personnel costs increased primarily as a result of an increase in stock-based compensation costs associated with the equity awards issued in connection with our IPO. The increase in non-personnel costs is primarily attributable to higher insurance expenses primarily related to our auto liability and director and officer insurance policies.
Interest Income
The following table summarizes our interest income for the periods indicated:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	Amount	%
Interest income	$2,779	$567	$2,212	390%
We recorded interest income of $2.8 million in the three months ended March 31, 2026 as compared to $0.6 million in the three months ended March 31, 2025. The increase is driven by a higher surplus investable cash balance in 2026 as compared to 2025 resulting from net proceeds received from the IPO.
Interest Expense
The following table summarizes our interest expense for the periods indicated:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	Amount	%
Interest expense	$(229)	$(2,406)	$2,177	(90)%
We recorded interest expense of $0.2 million in the three months ended March 31, 2026 as compared to $2.4 million in the three months ended March 31, 2025. Interest expense in the three months ended March 31, 2025 included $1.6 million of interest on our convertible notes and $0.6 million of interest on our line of credit. On September 15, 2025, upon the closing of our IPO, the convertible notes converted into shares of our Class A common stock and no longer accrue interest. In November 2025, we repaid in full the outstanding balance on our line of credit.
Other Income (Expense), Net
The following table summarizes the components of other income (expense), net for the periods indicated:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	Amount	%
Revaluation of warrants liability	$—	$2,273	$(2,273)	(100)%
Revaluation of convertible notes embedded derivative feature	—	(1,021)	1,021	(100)%
Employee retention credit	1,758	1,811	(53)	(3)%
Foreign currency transaction gain (loss)	(451)	408	(859)	(211)%
Other	135	47	88	187%
Total	$1,442	$3,518	$(2,076)	(59)%
The decrease in other income is primarily due to the impact of the recognition of a non-cash gain of $2.3 million in the three months ended March 31, 2025 relating to an outstanding warrant to purchase shares of Series E preferred stock, which was exercised in February 2025.
Partially offsetting this variance was the net impact of (i) the impact of the recognition of a non-cash loss of $1.0 million in the three months ended March 31, 2025 for the change in fair value of the convertible notes’ embedded derivative feature, and (ii) a negative variance of $0.9 million in foreign currency transaction gain (loss) in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Provision for Income Taxes
The following table summarizes the provision for income taxes for the periods indicated:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	Amount	%
Provision for income taxes	$(557)	$(772)	$215	(28)%
Effective tax rate	(2.8)%	(5.0)%
The decrease in provision for income taxes was due primarily to the decrease in profits from our international subsidiaries that generate taxable income. Our low effective tax rate reflects the fact that we maintain a full valuation allowance against deferred taxes in most of the jurisdictions in which we generate net operating losses, including the United States.
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

	Three Months Ended March 31,
($ in thousands)	2026	2025
Adjusted Gross Profit	$50,725	$40,390
Adjusted Gross Margin	40%	41%
Adjusted EBITDA	$(5,809)	$(8,263)
Adjusted EBITDA Margin	(5)%	(8)%
Adjusted Gross Profit and Adjusted Gross Margin
Adjusted Gross Profit represents gross profit excluding stock-based compensation and related employer payroll taxes and amortization of acquired intangibles. Adjusted Gross Margin represents Adjusted Gross Profit as a percentage of revenue.
Gross margin decreased from 40% in the three months ended March 31, 2025 to 39% in the three months ended March 31, 2026. Adjusted Gross Margin decreased from 41% in the three months ended March 31, 2025 to 40% in the three months ended March 31, 2026.
The decrease in gross margin and Adjusted Gross Margin was primarily attributable to a revenue mix shift towards certain lower gross margin contracts since the prior year period and a reduction in revenue from higher margin implementation and consulting services.
The following table provides a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to gross profit and gross margin, the most directly comparable GAAP financial metrics, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Gross profit	$50,055	$39,810
Gross profit margin	39%	40%
Stock-based compensation and related employer payroll taxes	75	69
Amortization of acquired intangibles (1)	595	511
Adjusted Gross Profit	$50,725	$40,390
Adjusted Gross Margin	40%	41%
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
Adjusted EBITDA Margin improved by three percentage points in the three months ending March 31, 2026 as compared to the equivalent period in 2025, mostly driven by significant operating leverage in our operating expenses which allowed for substantial revenue growth with limited increase in operating expenses.
The following table provides a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to net loss and net loss margin, the most directly comparable GAAP financial metrics:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net loss	$(20,149)	$(16,317)
Interest Income	(2,779)	(567)
Interest expense	229	2,406
Provision for income taxes	557	772
Other (income) expense, net	(1,442)	(3,518)
Depreciation and amortization (1)	1,827	1,703
Stock-based compensation and related employer payroll taxes	15,564	4,691
Patent litigation costs (2)	138	1,976
Transaction costs (3)	246	591
Adjusted EBITDA	$(5,809)	$(8,263)
Net loss margin	(16)%	(17)%
Adjusted EBITDA Margin	(5)%	(8)%
__________
(1)Excludes amortization of internal-use software.
(2)Patent litigation costs relate to the RideCo litigation in which Via won a trial in January 2025 and defending the verdict on appeals.
(3)Transaction costs include nonrecurring costs incurred in relation to our IPO and business combinations.
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
The following table summarizes our principal sources of liquidity:

($ in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$348,158	$370,914
Credit agreement (1)	79,357	86,183
Total	$427,515	$457,097
________________
(1)Represents the total committed amount under our Credit Agreement of $100 million less amounts utilized under the letter of credit subfacility.
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
For the three months ended March 31, 2025 we recognized interest expense of $0.6 million in relation to the revolving line of credit. In November 2025, we repaid in full the SOFR Loans balance outstanding, and no amount remains outstanding as of March 31, 2026.
We had letters of credit outstanding and committed under the letter of credit subfacility of $20.6 million as of March 31, 2026.
As of March 31, 2026, we had $79.4 million in available borrowings under the Credit Agreement.
Our Credit Agreement contains customary representations and warranties, and certain financial and nonfinancial covenants, including certain limitations on liens and indebtedness. The financial covenants include a requirement to maintain minimum liquidity of $50.0 million plus 50% of any principal amounts funded under the incremental facility. Additionally, we are required to meet certain revenue targets, which we have continued to meet. As of March 31, 2026, we were in compliance with all covenants under our Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net cash (used in) provided by
Operating activities	$(21,197)	$(5,596)
Investing activities	(2,281)	(1,260)
Financing activities	996	22,858
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	(227)	322
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$(22,709)	$16,324
Operating Activities
Net cash used in operating activities was $21.2 million in the three months ended March 31, 2026. The factors affecting our operating cash flows during this period were our net loss of $20.1 million and $22.4 million of cash outflows from changes in our operating assets and liabilities, offset by non-cash charges of $21.3 million. The cash outflow from changes in our operating assets and liabilities was primarily due to increases of $13.8 million in accounts receivable, offset by the net impact of smaller fluctuations in other operating assets and liabilities. The increase in accounts receivable is primarily attributable to the timing of certain cash collections from our customers at March 31, 2026 as compared to December 31, 2025. The non-cash charges consisted primarily of $15.6 million in stock-based compensation expense, $3.3 million in non-cash operating lease expense and $2.4 million in depreciation and amortization expense.
Investing Activities
Net cash used in investing activities was $2.3 million in the three months ended March 31, 2026, including net cash utilized for internally capitalized software of $2.0 million and $0.3 million in purchases of other property and equipment.
Financing Activities
Net cash provided by financing activities was $1.0 million in the three months ended March 31, 2026, which consisted of proceeds from the exercise of stock options.
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
There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K.
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
For risks related to our status as an emerging growth company, see “Risk Factors—Risks Relating to Ownership of our Class A Common Stock —We qualify as an emerging growth company within the meaning of the Securities Act, and we utilize certain exemptions available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies” in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate
We had cash and cash equivalents of $348.2 million as of March 31, 2026. Cash and cash equivalents consist of checking and interest-bearing accounts with an original maturity of 90 days or less. Due to the short-term nature of the financial instruments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
We can elect for revolving loans under our Credit Agreement to be either Base Rate Loans or SOFR Loans. Base Rate Loans incur interest at the highest of (a) the Prime Rate plus 1.75%, (b) the Federal Funds rate plus 2.25%, and (c) SOFR for a tenor of one month plus 2.85%. SOFR Loans incur interest at SOFR for a tenor comparable to the applicable interest period plus 2.85%. We incur a commitment fee of 0.325% for committed but unused amounts. As of March 31, 2026, we had no revolving loan balances outstanding under our Credit Agreement.
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
The ongoing conflict in Iran and geopolitical tensions in the region could lead to continued disruption of global energy supplies and increases in global energy prices, adversely affect global supply chains and heighten inflationary pressures on our fuel and vehicle costs. We are continuing to evaluate the evolving macroeconomic environment and impact on our operating results.
Inflation Risk
If our costs, in particular driver, vehicle and personnel-related costs, become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, regulatory inquiries and audits, government investigations, and other legal and regulatory proceedings at the federal, state, and municipal levels, including involving personal injury, property damage, labor and employment, anti-discrimination, commercial disputes, consumer complaints, intellectual property disputes, compliance with regulatory requirements, and other matters, and we may become subject to additional types of claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and legal and regulatory proceedings in the future and as our business grows. Information is provided below and in our Annual Report regarding the nature and status of our material pending legal matters. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Individually or in the aggregate, these matters, as previously disclosed, could have a material impact on our business, financial condition or results of operations. For additional information about the types of litigation we face in the ordinary course of business, please see the matters discussed in “Part 1, Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in addition to the updates with respect to certain matters reflected herein:
On May 3, 2021, we filed a complaint in the U.S. District Court for the Western District of Texas, alleging that a competitor, RideCo, Inc. (“RideCo”), had been intentionally infringing on our patents, and specifically, our patented virtual bus stop technology for efficient, on-demand dynamic routing for microtransit vehicles. On January 30, 2025, a jury in the Western District of Texas found that RideCo infringed three virtual bus stop patents (U.S. Patent Nos. 9,562,785, 9,816,824, and 10,197,411) and awarded us damages. We also successfully defeated RideCo's invalidity claims and patent infringement counterclaims. The court subsequently denied RideCo’s post-trial motions and granted us supplemental damages, post-judgment interest, and a 10% ongoing royalty. RideCo appealed the verdict and we cross-appealed the denial of our permanent injunction. As of April 20, 2026, following appellate mediation, the parties have entered into a binding letter of intent with respect to a settlement and will file a joint stipulation dismissing the appeals. We are in the process of negotiating a final settlement agreement. Once finalized, the settlement amount paid by RideCo to Via to reflect royalties for patent infringement will be reflected in our financial results.
ITEM 1A. RISK FACTORS
Our business, operations, and financial condition are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, growth prospects, and the trading price of our Class A common stock. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report, which remain applicable to our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
(a) Recent Sales of Unregistered Equity Securities:
None.
(b) Issuer Purchases of Equity Securities:
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
10b5-1 Trading Plans
Except as set forth below, during the fiscal quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K.
On March 13, 2026, Daniel Ramot, our Chief Executive Officer and Chairman of our board of directors, adopted a Rule 10b5-1 trading arrangement (the “Ramot 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Ramot 10b5-1 Plan, which expires on June 15, 2027, provides for the purchase of up to 42,019 shares of our Class A common stock pursuant to its terms.
On March 13, 2026, Clara Fain, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (the “Fain 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Fain 10b5-1 Plan, which expires on June 15, 2027, provides for the purchase of up to 8,402 shares of our Class A common stock.

ITEM 6. EXHIBITS
 INDEX TO EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

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

Via Transportation, Inc.

Dated: May 12, 2026	By:	/s/ Daniel Ramot
	Name:	Daniel Ramot
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2026	By:	/s/ Clara Fain
	Name:	Clara Fain
	Title:	Chief Financial Officer (Principal Financial Officer)