Form 10-Q
period 2026-06-30
Via Transportation, Inc.
filed 2026-08-06
CIK 1603015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026 there were 77,659,430 shares of the registrant’s Class A common stock and 3,846,183 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$335,915	$370,914
Accounts receivable—net of allowance of $20 and $24 as of June 30, 2026 and December 31, 2025, respectively	104,679	81,572
Prepaid expenses and other current assets	17,612	17,065
Total current assets	458,206	469,551
Noncurrent assets:
Restricted cash and cash equivalents	1,301	1,171
Property and equipment—net	16,051	13,395
Operating lease right-of-use assets	17,085	18,319
Deferred tax assets	401	529
Intangible assets—net	32,971	36,025
Goodwill	190,720	192,305
Other noncurrent assets	1,614	1,800
Total noncurrent assets	260,143	263,544
Total assets	$718,349	$733,095

See notes to condensed consolidated financial statements.	(Continued)

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,039	$4,427
Accrued expenses and other current liabilities	23,859	24,886
Operating lease liabilities	9,829	9,749
Deferred revenue	22,810	26,893
Insurance payables	15,329	15,144
Accrued compensation and benefits	12,930	13,136
Total current liabilities	90,796	94,235
Noncurrent liabilities:
Operating lease liabilities	8,196	9,378
Deferred revenue	1,048	1,746
Total noncurrent liabilities	9,244	11,124
Total liabilities	100,040	105,359
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025.	—	—
Class A common stock, $0.00001 par value—1,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025. 77,598,173 and 77,276,675 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	1	1
Class B common stock, $0.00001 par value—5,808,291 shares authorized, 3,846,183 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	—	—
Class C common stock, $0.00001 par value—200,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025.	—	—
Additional paid-in capital	1,844,614	1,811,349
Accumulated other comprehensive income (loss)	4,715	7,702
Accumulated deficit	(1,231,021)	(1,191,316)
Total stockholders’ equity	618,309	627,736
Total liabilities and stockholders' equity	$718,349	$733,095

See notes to condensed consolidated financial statements.	(Concluded)

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$135,707	$107,133	$263,141	$205,775
Cost of revenue	80,101	65,182	157,480	124,014
Gross profit	55,606	41,951	105,661	81,761
Operating expenses:
Research and development	26,108	22,737	50,636	44,083
Sales and marketing	21,142	15,973	41,632	31,175
General and administrative	30,110	19,351	58,731	39,837
Total operating expenses	77,360	58,061	150,999	115,095
Operating loss	(21,754)	(16,110)	(45,338)	(33,334)
Interest income	2,799	487	5,578	1,054
Interest expense	(282)	(2,419)	(511)	(4,825)
Other income (expense)—net	(154)	(2,307)	1,288	1,211
Loss before provision for income taxes	(19,391)	(20,349)	(38,983)	(35,894)
Provision for income taxes	(165)	(872)	(722)	(1,644)
Net loss	(19,556)	(21,221)	(39,705)	(37,538)

Basic and diluted net loss per share:
Net loss per share—basic and diluted	$(0.24)	$(1.65)	$(0.49)	$(2.93)
Weighted average shares of common stock outstanding used in computing net loss per share—basic and diluted	81,337,205	12,833,306	81,257,582	12,793,403

See notes to condensed consolidated financial statements.

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(19,556)	$(21,221)	$(39,705)	$(37,538)
Other comprehensive income (loss):
Foreign currency translation adjustments	(88)	7,048	(2,109)	10,380
Loss on cash flow hedges	(878)	—	(878)	—
Other comprehensive income (loss)	(966)	7,048	(2,987)	10,380
Comprehensive loss	$(20,522)	$(14,173)	$(42,692)	$(27,158)

See notes to condensed consolidated financial statements.

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—March 31, 2026	—	$—	81,261,165	$1	$1,827,909	$5,681	$(1,211,465)	$—	$622,126
Exercise of options	—	—	97,833	—	695	—	—	—	695
Vesting of restricted stock units	—	—	85,358	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,010	—	—	—	16,010
Other comprehensive loss	—	—	—	—	—	(966)	—	—	(966)
Net loss	—	—	—	—	—	—	(19,556)	—	(19,556)
Balance—June 30, 2026	—	—	81,444,356	$1	$1,844,614	$4,715	$(1,231,021)	$—	$618,309

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—March 31, 2025	56,630,188	$1,220,005	12,793,437	$—	$114,055	$1,748	$(1,111,272)	$—	$(995,469)
Exercise of options	—	—	142,309	—	1,374	—	—	—	1,374
Stock-based compensation	—	—	—	—	4,662	—	—	—	4,662
Other comprehensive income	—	—	—	—	—	7,048	—	—	7,048
Net loss	—	—	—	—	—	—	(21,221)	—	(21,221)
Balance—June 30, 2025	56,630,188	$1,220,005	12,935,746	$—	$120,091	$8,796	$(1,132,493)	$—	$(1,003,606)

(1) The share amounts listed above combine Class A common stock and Class B common stock. Refer to Note 13 for more information.

See notes to condensed consolidated financial statements.

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2025	—	$—	81,122,858	$1	$1,811,349	$7,702	$(1,191,316)	$—	$627,736
Exercise of options	—	—	216,149	—	1,691	—	—	—	1,691
Vesting of restricted stock units	—	—	105,349	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	31,574	—	—	—	31,574
Other comprehensive loss	—	—	—	—	—	(2,987)	—	—	(2,987)
Net loss	—	—	—	—	—	—	(39,705)	—	(39,705)
Balance—June 30, 2026	—	—	81,444,356	$1	$1,844,614	$4,715	$(1,231,021)	$—	$618,309

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2024	56,054,893	$1,195,058	12,711,902	$—	$109,447	$(1,584)	$(1,094,955)	$(763)	$(987,855)
Exercise of options	—	—	223,844	—	2,054	—	—	—	2,054
Stock-based compensation	—	—	—	—	9,353	—	—	—	9,353
Proceeds from issuance of convertible preferred stock upon exercise of warrants	575,295	20,000	—	—	—	—	—	—	—
Reclassification of warrants liability to convertible preferred stock upon exercise	—	4,947	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	(763)	—	—	763	—
Other comprehensive income	—	—	—	—	—	10,380	—	—	10,380
Net loss	—	—	—	—	—	—	(37,538)	—	(37,538)
Balance—June 30, 2025	56,630,188	$1,220,005	12,935,746	$—	$120,091	$8,796	$(1,132,493)	$—	$(1,003,606)

(1) The share amounts listed above combine Class A common stock and Class B common stock. Refer to Note 13 for more information.

See notes to condensed consolidated financial statements.

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(39,705)	$(37,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,779	4,343
Stock-based compensation	31,574	9,353
Provision for deferred taxes	128	50
Noncash operating lease expense	6,101	4,073
Revaluation of warrants liability	—	(2,273)
Revaluation of convertible notes' embedded derivative feature	—	4,095
Amortization of convertible notes' discount	—	3,328
Changes in operating assets and liabilities:
Accounts receivable	(23,641)	(6,254)
Prepaid expenses and other assets	(441)	(1,279)
Accounts payable	1,640	2,820
Accrued expenses and other current liabilities	(1,913)	2,393
Operating lease liabilities	(5,853)	(4,174)
Deferred revenue	(4,607)	(2,585)
Accrued compensation and benefits	(88)	(302)
Insurance payables	184	2,066
Net cash used in operating activities	(31,842)	(21,884)
Investing activities:
Purchase of property and equipment	(678)	(983)
Capitalized internal-use software	(4,007)	(2,118)
Acquisitions—net of cash acquired	279	—
Net cash used in investing activities	(4,406)	(3,101)
Financing activities:
Proceeds from issuance of Series E convertible preferred stock upon exercise of warrants	—	20,000
Repayment of line of credit	—	(5,000)
Proceeds from issuance of convertible notes	—	7,500
Proceeds from exercise of stock options	1,691	2,054
Payment of issuance fees	—	(322)
Net cash provided by financing activities	1,691	24,232
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	(312)	1,065
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(34,869)	312
Cash, cash equivalents, and restricted cash and cash equivalents—beginning of period	372,085	78,989
Cash, cash equivalents, and restricted cash and cash equivalents—end of period	$337,216	$79,301

Supplemental disclosures of noncash investing and financing activities:
Reclassification of warrants liability to convertible preferred stock upon exercise	$—	$4,947
Allocation of proceeds from issuance of convertible notes to embedded derivative feature	$—	$(1,981)
Supplemental disclosures of cash flow information:
Cash paid for interest	$410	$1,438
Cash paid for income taxes	794	$918

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
Since Via’s founding in 2012, Via has built a suite of software and tech-enabled operational services designed to allow its customers—cities, transit agencies, transport operators, school districts, universities, and corporations—to manage every aspect of public transportation. Via offers solutions for end-to-end transit networks, transit planning and scheduling, microtransit, paratransit, school bus transportation and integrated trip planning. Via’s end to end platform allows for the integration of multiple transportation modes into a single unified network.
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
There were no significant changes to the Company’s significant accounting policies disclosed in Note 2 – Significant Accounting Policies of our audited consolidated financial statements for the year ended December 31, 2025 included in the Annual Report, except for those related to derivative financial instruments discussed below.
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

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivative Financial Instruments—In May 2026 the Company entered into a series of foreign currency forward contracts to reduce the volatility in cash flows associated with forecasted operating expenses denominated in the Israeli Shekel. These foreign currency forward contracts are designated as cash flow hedges. Changes in the fair value of the foreign currency forward contracts are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the same period in which the underlying hedged transactions affect earnings, generally within research and development expense. In the event the underlying forecasted transactions do not occur, or it becomes probable that they will not occur within the designated hedge period, the related gains or losses are reclassified into earnings. The Company formally designates and documents hedging relationships at inception and assesses hedge effectiveness at inception and on a quarterly basis thereafter. Cash flows at settlement of such foreign currency forward contracts are classified in cash flows from operating activities, consistent with the cash flows from the underlying hedged forecasted transactions.
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
3.    Goodwill and Intangible Assets
The change in the carrying amount of goodwill for the six months ended June 30, 2026 was as follows (in thousands):

Balance—December 31, 2025	$192,305
Foreign currency translation and other adjustments	(1,585)
Balance—June 30, 2026	$190,720

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets—net consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands, except years):

June 30, 2026	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4–5	$10,427	$(5,025)	$5,402
Trade names	5	6,097	(1,747)	4,350
Customer relationships	12–15	32,484	(9,265)	23,219
Total intangible assets		$49,008	$(16,037)	$32,971

December 31, 2025	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4–5	$16,870	$(10,265)	$6,605
Trade names	5	6,992	(2,196)	4,796
Customer relationships	12–15	32,770	(8,146)	24,624
Total intangible assets		$56,632	$(20,607)	$36,025
For the three months ended June 30, 2026 and 2025, the Company recorded amortization expense of $1.4 million and $1.2 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded amortization expense of $2.8 million and $2.5 million, respectively.
As of June 30, 2026, future amortization of intangible assets that will be recorded in cost of revenue and general and administrative expenses is estimated as follows (in thousands):

Amortization
Remainder of 2026	$2,741
2027	4,404
2028	4,126
2029	4,126
2030	4,060
Thereafter	13,514
Total remaining amortization	$32,971
4.    Revenue
Contract Balances—The Company’s contract liabilities consist of deferred revenue. Deferred revenue includes amounts received from customers but not recognized as revenue as service has not yet been rendered.
For the six months ended June 30, 2026, the Company recognized revenues of $19.0 million that were included in deferred revenue as of December 31, 2025.
For the three and six months ended June 30, 2026, the amount of revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods was immaterial.
Remaining Performance Obligations as of June 30, 2026, were $318.3 million, of which approximately 45% and 37% is expected to be recognized as revenue in the remainder of 2026 and 2027, respectively, and the remainder thereafter.
The Company had no material obligations related to refunds or warranties as of June 30, 2026.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue by Geography—Revenue by geography is based on where the service was provided. The following table sets forth revenue by geographic area for the six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by geographic area:
United States	$103,347	$76,759	$197,690	$146,279
Germany	18,280	20,737	38,744	40,542
All other countries	14,080	9,637	26,707	18,954
Total	$135,707	$107,133	$263,141	$205,775
With the exception of the United States and Germany, no country had revenue in any period presented greater than 10% of total consolidated revenue.
Revenue by Customer Type—The following table sets forth revenue disaggregated by end-customer type between government entities (which include cities, transit agencies, and school districts) and commercial entities for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by customer type:
Government	$127,588	$100,592	$246,128	$192,363
Commercial	8,119	6,541	17,013	13,412
Total	$135,707	$107,133	$263,141	$205,775
The Company had no customers that accounted for greater than 10% of consolidated revenue in the three and six months ended June 30, 2026 and 2025.
Capitalized Commissions—As of June 30, 2026 and December 31, 2025, capitalized commissions of $0.8 million and $0.8 million, respectively, are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the noncurrent portion of capitalized commissions of $0.6 million and $0.7 million, respectively, is included in other noncurrent assets in the condensed consolidated balance sheets. Amortization of sales commission expenses included in sales and marketing was $1.0 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. Amortization of sales commission expenses included in sales and marketing was $2.0 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.
5.    Other Income (Expense)
The following table presents the components of other income (expense) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revaluation of warrants liability	$—	$—	$—	$2,273
Revaluation of convertible notes embedded derivative feature	—	(3,074)	—	(4,095)
Employee retention credit	—	—	1,758	1,811
Foreign currency transaction (loss) gain	(278)	661	(729)	1,069
Other	124	106	259	153
Total other income (expense)	$(154)	$(2,307)	$1,288	$1,211

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Fair Value Measurement
The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis and indicates the fair value hierarchy of the valuation as of June 30, 2026 and December 31, 2025 (in thousands):

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$245,768	$—	$—	$245,768
Total	$245,768	$—	$—	$245,768

Liabilities
Accrued expenses and other current liabilities
Derivative liabilities - cash flow hedges	$—	$878	$—	$878
Total	$—	$878	$—	$878

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market funds	$236,425	$—	$—	$236,425
Certificates of deposit	—	8,000	—	8,000
Total	$236,425	$8,000	$—	$244,425
Money market funds are classified within Level 1 as the valuation input is based on quoted prices in active markets for identical instruments. Foreign currency forward contracts designated as cash flow hedges are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
The Company did not make any transfers between the levels of the fair value hierarchy during the six months ended June 30, 2026.
7.    Property and Equipment
Property and equipment—net as of June 30, 2026 and December 31, 2025, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Office furniture and equipment	$2,151	$2,085
Computers and software	8,204	7,824
Leasehold improvements	1,128	1,113
Capitalized internal-use software	22,635	18,656
Total	34,118	29,678
Less accumulated depreciation and amortization	(18,067)	(16,283)
Property and equipment—net	$16,051	$13,395
Depreciation and amortization expense of property and equipment for the three months ended June 30, 2026 and 2025, amounted to $1.0 million and $0.9 million, respectively. Depreciation and amortization expense of property and equipment for the six months ended June 30, 2026 and 2025, amounted to $2.0 million and $1.9 million, respectively.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued expenses	$22,501	$23,266
Accrued taxes	1,358	1,620
	$23,859	$24,886
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
For the three and six months ended June 30, 2025 the Company recognized interest expense of $0.5 million and $1.2 million, respectively, in relation to the revolving line of credit. In November 2025, the Company repaid in full the SOFR Loans balance outstanding, and no amount remains outstanding as of June 30, 2026.
The Company had letters of credit outstanding and committed under the letter of credit subfacility of $28.0 million as of June 30, 2026.
As of June 30, 2026, the Company had $72.0 million in available borrowings under the Credit Agreement.
The Credit Agreement contains customary representations and warranties, certain financial and nonfinancial covenants, and certain limitations on liens and indebtedness. The financial covenants include a requirement to maintain minimum liquidity of $50 million, plus 50% of any principal amounts funded under the incremental facility. Additionally, the Company is required to meet certain revenue targets. As of June 30, 2026, the Company was in compliance with all financial covenants. In July 2026, the Company entered into amended and restated terms for the Credit Agreement which increase the aggregate amount available under the letter of credit subfacility to $50 million.
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

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The contractual interest expense amounted to $1.0 million and $2.0 million for the three and six months ended June 30, 2025, respectively. The amortization of the discount related to the issuance date fair value of the embedded derivative feature amounted to $1.7 million and $3.3 million for the three and six months ended June 30, 2025, respectively., and was recorded as part of interest expense in the consolidated statements of operations under the effective interest rate method. The effective interest rate on the convertible notes was 17.3% for the three and six months ended June 30, 2025.
On September 15, 2025, immediately prior to the closing of the Company’s IPO, $53.3 million in principal and accrued contractual interest on the convertible notes automatically converted into 1,655,908 shares of the Company’s Class A common stock based on a 30% discount to the IPO price.
11.    Derivative Financial Instruments
The Company’s derivative financial instruments consist of foreign currency forward contracts used to manage exposure to fluctuations in the Israeli Shekel exchange rate, which all have maturities of 12 months or less.
As of June 30, 2026, the Company had foreign currency forward contracts designated as cash flow hedges with total notional amounts of approximately $18.0 million. The notional amounts of derivative instruments represent the amount of foreign currency to be exchanged under the contracts and do not represent the Company’s exposure to credit or market risk.
As of June 30, 2026, an estimated $0.9 million of net losses included in accumulated other comprehensive income (loss) is expected to be reclassified into research and development expenses within the next 12 months. Cash flows from the settlement of these contracts are classified in the cash flows from operating activities which is the same category as the underlying hedged transactions. Amounts reclassified to research and development expenses were immaterial for the three and six months ended June 30, 2026.
There was no ineffectiveness in the Company’s cash flow hedges for each of the three and six months ended June 30, 2026.
Refer to Note 2, Significant Accounting Policies and Note 6, Fair Value Measurements for additional information.
12.    Commitments and Contingencies
Letters of Credit—The Company is required to maintain letters of credit to meet the requirements of various lease agreements, customer contracts and insurance policies entered into by the Company. The Company had outstanding and committed letters of credit of $28.1 million as of June 30, 2026, which is primarily comprised of letters of credit under the Credit Agreement.
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
Headquarters Lease—In May 2026, the Company entered into a new lease agreement for office space in New York City, which will serve as the Company’s headquarters and replace the existing headquarters lease when it ends in the fourth quarter of 2026. The lease term is expected to commence in the fourth quarter of 2026 and end in the third quarter of 2037. The total lease commitment is estimated to be approximately $52.9 million.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13.    Stockholders' Equity (Deficit)
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
14.    Stock Based Compensation
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
The following is a summary of the Company’s stock option activity for the six months ended June 30, 2026:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2025	9,303,581	$13.92	6.26	$140,360
Granted	—	—
Exercised	(216,149)	8.15
Forfeited	(118,884)	19.67
Expired	(66,853)	19.53
Outstanding—June 30, 2026	8,901,695	13.94	5.68	43,334
Exercisable—June 30, 2026	7,714,057
The total intrinsic value of stock options exercised for the six months ended June 30, 2026 was $2.1 million.
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
The following table is a summary of the Company’s RSU activity for the six months ended June 30, 2026:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested—December 31, 2025	2,518,990	$43.87
Granted	1,491,125	18.29
Vested	(105,349)	38.23
Forfeited	(153,904)	35.64
Unvested—June 30, 2026	3,750,862	34.20
PSUs—On September 11, 2025, the Company’s board of directors approved a grant to the Chief Executive Officer and Chief Financial Officer of stock price-based restricted stock units (also called performance-based restricted stock units or “PSUs”) with respect to 2,051,945 and 434,782 shares of Class A common stock, respectively. The vesting of the PSUs is conditioned on satisfaction of certain service-based and stock price-based vesting conditions, with a performance period of seven years from the effectiveness of the IPO. The stock price-based vesting conditions are comprised of seven tranches that are eligible to vest based on the achievement of certain specified stock price targets relative to the IPO price of $46 per share of Class A common stock measured on a 60-day average period. The weighted-average grant date fair value per share of the PSUs was $20.23. All PSUs were outstanding as of June 30, 2026, as none have vested or been cancelled.
Stock Based Compensation Expense—The stock-based compensation expense recognized in the consolidated statements of operations for services received from employees and nonemployees for the three and six months ended June 30, 2026 and 2025, is shown in the following tables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$98	$37	$173	$106
Research and development	4,302	1,549	8,332	3,163
Sales and marketing	3,623	1,271	6,951	2,539
General and administrative	7,987	1,805	16,118	3,545
Total	$16,010	$4,662	$31,574	$9,353

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$3,220	$4,662	$7,065	$9,353
RSUs	11,000	—	20,948	—
PSUs	1,790	—	3,561	—
Total	$16,010	$4,662	$31,574	$9,353
As of June 30, 2026, there was $159.7 million of unamortized stock-based compensation costs related to all unvested awards, which is expected to be recognized over a weighted-average period of approximately 3.5 years.
15.    Income Taxes
The Company calculates the provision for income taxes in interim periods by applying an estimated annual effective tax rate to income (loss) before income taxes and by calculating the tax effect of discrete items recognized during the period. The Company recorded a provision for income taxes of $0.2 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded a provision for income taxes of $0.7 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The provision for income taxes differed from applying the U.S. federal statutory rate to the Company’s loss before income taxes primarily due to the effects of valuation allowances.
As of June 30, 2026, the Company continues to maintain a full valuation allowance on deferred tax assets in all jurisdictions, except for jurisdictions where the Company has determined it is more likely than not that those deferred tax assets will be realizable.
16.    Net Loss Per Share
The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(19,556)	$(21,221)	$(39,705)	$(37,538)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	81,337,205	12,833,306	81,257,582	12,793,403
Net loss per share:
Net loss per share, basic and diluted	$(0.24)	$(1.65)	$(0.49)	$(2.93)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions, which were not satisfied as of June 30, 2026 and 2025:

	June 30 2026	June 30 2025
Convertible preferred stock	—	56,630,188
Convertible notes	—	1,475,805
Stock options	8,901,695	10,828,965
RSUs	3,750,862	—
PSUs	2,486,727	—
Total	15,139,284	68,934,958

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
Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

($ in millions)	June 30, 2026	December 31, 2025	June 30, 2025
Customer Count	847	821	689
Platform Annual Run-Rate Revenue	$543	$476	$429
Customers
Customer count as of the last date in any quarter represents the number of distinct legal entities which generated Platform revenue in that quarter. Each customer may have one or more contracts active at the same time. We closed the quarter ended June 30, 2026 with 847 customers, up 23% compared to our 689 customers as of June 30, 2025.
Platform Annual Run-Rate Revenue
Platform Annual Run-Rate Revenue as of the last date in any quarter represents our Platform revenue for that quarter multiplied by four. We believe that Platform Annual Run-Rate Revenue is a key metric to our business, reflecting our ability to acquire new customers and to grow our relationships with existing customers. Platform Annual Run-Rate Revenue has demonstrated rapid growth and was up 27% as of June 30, 2026, at $543 million, compared to $429 million as of June 30, 2025.
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

Results of Operations
The following table summarizes our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Revenue	$135,707	$107,133	$263,141	$205,775
Cost of revenue (1)(2)	80,101	65,182	157,480	124,014
Gross profit	55,606	41,951	105,661	81,761
Operating expenses:
Research and development (1)	26,108	22,737	50,636	44,083
Sales and marketing (1)	21,142	15,973	41,632	31,175
General and administrative (1)(2)	30,110	19,351	58,731	39,837
Total operating expenses	77,360	58,061	150,999	115,095
Operating loss	(21,754)	(16,110)	(45,338)	(33,334)
Interest income	2,799	487	5,578	1,054
Interest expense	(282)	(2,419)	(511)	(4,825)
Other income (expense), net	(154)	(2,307)	1,288	1,211
Loss before provision for income taxes	(19,391)	(20,349)	(38,983)	(35,894)
Provision for income taxes	(165)	(872)	(722)	(1,644)
Net loss	(19,556)	(21,221)	(39,705)	(37,538)
______________
(1)Includes stock-based compensation and related employer payroll taxes as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Cost of revenue	$98	$37	$173	$106
Research and development	4,302	1,549	8,332	3,163
Sales and marketing	3,623	1,271	6,951	2,539
General and administrative	7,987	1,805	16,118	3,545
Total	$16,010	$4,662	$31,574	$9,353
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Cost of revenue	$593	$343	$1,188	$854
General and administrative	787	812	1,604	1,600
Total	$1,380	$1,155	$2,792	$2,454

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the periods indicated(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	59	61	60	60
Gross profit	41	39	40	40
Operating expenses:
Research and development	19	21	19	21
Sales and marketing	16	15	16	15
General and administrative	22	18	22	19
Total operating expenses	57	54	57	56
Operating loss	(16)	(15)	(17)	(16)
Interest income	2	—	2	1
Interest expense	—	(2)	—	(2)
Other income (expense), net	—	(2)	—	1
Loss before provision for income taxes	(14)	(19)	(15)	(17)
Provision for income taxes	—	(1)	—	(1)
Net loss	(14)	(20)	(15)	(18)
______
(1)Percentage may not foot due to rounding
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	%
Revenue	$135,707	$107,133	$28,574	27%
The increase in revenue was driven by continued growth in new customers as well as rapid expansion with existing customers. Our total customer count increased by 23%, from 689 as of June 30, 2025 to 847 as of June 30, 2026, including 94 customers added through the Downtowner acquisition which closed in December 2025.
The increase in revenue was also driven by significant momentum with our customers located in the United States, where revenue increased by $26.6 million (or approximately 35% year-over-year) and the rest of the world excluding Germany which increased by $4.4 million (or approximately 46% year-over-year). This rapid growth was partially offset by Germany, where revenue decreased by $2.5 million (or approximately 12% year-over-year).
Recurring subscription fees accounted for 95% of our revenue for the three months ended June 30, 2026, compared to 98% during the same period in 2025. Revenue contribution from upfront implementation services, consulting contracts, and other one-time revenue represented 5% and 2% of our total revenues in the three months ended June 30, 2026 and 2025, respectively.
Cost of Revenue, Gross Profit, and Gross Margin
The following table summarizes our cost of revenue, gross profit, and gross margin for the periods indicated:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	%
Cost of revenue	$80,101	$65,182	$14,919	23%
Gross profit	55,606	41,951	13,655	33%
Gross margin	41%	39%

Cost of revenue includes $69.8 million in technology-enabled services, $6.9 million in launch and support personnel and $3.4 million in IT and other costs for three months ended June 30, 2026. Cost of revenue increased primarily due to an increase of $13.6 million in tech-enabled services costs required to support new customers and our growth with existing customers.
Gross margin increased from 39% in the three months ended June 30, 2025 to 41% in the three months ended June 30, 2026. The margin improvement was primarily attributable to a higher percentage of non-subscription revenue, which as noted above, increased from 2% of our total revenues in the three months ended June 30, 2025 to 5% in the three months ended June 30, 2026.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	%
Operating expenses:
Research and development	$26,108	$22,737	$3,371	15%
Sales and marketing	21,142	15,973	5,169	32
General and administrative	30,110	19,351	10,759	56
Total	$77,360	$58,061	$19,299	33%
Research and Development
Research and development expenses increased primarily due to a $3.3 million increase in personnel costs. The increase in personnel expense resulted from a $2.8 million increase in stock-based compensation costs associated with the equity awards issued in connection with our IPO, and a $0.5 million net increase in other personnel costs including salary and benefits, net of change in capitalized software. The increase in other personnel costs included a $2.2 million increase resulting from fluctuations in the exchange rate of the Israeli Shekel, which appreciated by approximately 21% against the US Dollar over the corresponding period, as a large percentage of our research and development team is located in Israel. The currency impact more than offset a net reduction in research and development headcount in the comparative period.
Sales and Marketing
Sales and marketing expenses increased primarily due to a $4.9 million increase in personnel costs, driven by increased headcount for our sales and marketing team and issuances of new equity awards.
General and Administrative
General and administrative expenses increased primarily due to a $7.1 million increase in personnel costs and a $3.7 million increase in non-personnel costs. Personnel costs increased primarily as a result of an increase in stock-based compensation costs associated with the equity awards issued in connection with our IPO. The increase in non-personnel costs is primarily attributable to higher insurance expenses related to our auto liability and director and officer insurance policies.
Interest Income
The following table summarizes our interest income for the periods indicated:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	%
Interest income	$2,799	$487	$2,312	475%
We recorded interest income of $2.8 million in the three months ended June 30, 2026 as compared to $0.5 million in the three months ended June 30, 2025. The increase is driven by a higher surplus investable cash balance in 2026 as compared to 2025 resulting from net proceeds received from the IPO.

Interest Expense
The following table summarizes our interest expense for the periods indicated:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	%
Interest expense	$(282)	$(2,419)	$2,137	(88)%
We recorded interest expense of $0.3 million in the three months ended June 30, 2026 as compared to $2.4 million in the three months ended June 30, 2025. Interest expense in the three months ended June 30, 2025 included $1.7 million of interest on our convertible notes and $0.5 million of interest on our line of credit. On September 15, 2025, upon the closing of our IPO, the convertible notes converted into shares of our Class A common stock. In November 2025, we repaid in full the outstanding balance on our line of credit.
Other Income (Expense), Net
The following table summarizes the components of other income (expense), net for the periods indicated:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	%
Revaluation of convertible notes embedded derivative feature	$—	$(3,074)	$3,074	(100)%
Foreign currency transaction gain (loss)	(278)	661	(939)	(142)%
Other	124	106	18	17%
Total	$(154)	$(2,307)	$2,153	(93)%
The positive trend in other income (expense), net is primarily due to the impact of the recognition of a non-cash loss of $3.1 million in the three months ended June 30, 2025 for the change in fair value of the convertible notes’ embedded derivative feature. Immediately prior to the completion of our IPO, the convertible notes converted into shares of our Class A common stock.
Partially offsetting this was the impact of a negative variance of $0.9 million in foreign currency transaction gain (loss) in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Provision for Income Taxes
The following table summarizes the provision for income taxes for the periods indicated:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	%
Provision for income taxes	$(165)	$(872)	$707	(81)%
Effective tax rate	(0.9)%	(4.3)%
The decrease in provision for income taxes was due primarily to the decrease in profits from our international subsidiaries that generate taxable income. Our low effective tax rate reflects the fact that we maintain a full valuation allowance against deferred taxes in most of the jurisdictions in which we generate net operating losses, including the United States.
Comparison of the six months ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	%
Revenue	$263,141	$205,775	$57,366	28%
The increase in revenue was driven by continued growth in new customers as well as rapid expansion with existing customers. Our total customer count increased by 23%, from 689 as of June 30, 2025 to 847 as of June 30, 2026, including 94 customers added through the Downtowner acquisition which closed in December 2025.

The increase in revenue was also driven by significant momentum with our customers located in the United States, where revenue increased by $51.4 million (or approximately 35% year-over-year) and the rest of the world excluding Germany which increased by $7.8 million (or approximately 41% year-over-year). This rapid growth was partially offset by Germany, where revenue decreased by $1.8 million (or approximately 4% year-over-year).
Recurring subscription fees accounted for 97% of our revenue for the six months ended June 30, 2026, up from 96% during the same period in 2025. Revenue contribution from upfront implementation services, consulting contracts, and other one-time revenue represented 3% and 4% of our total revenues in the six months ended June 30, 2026 and 2025, respectively.
Cost of Revenue, Gross Profit, and Gross Margin
The following table summarizes our cost of revenue, gross profit, and gross margin for the periods indicated:

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	%
Cost of revenue	$157,480	$124,014	$33,466	27%
Gross profit	105,661	81,761	23,900	29%
Gross margin	40%	40%
Cost of revenue includes $136.6 million in technology-enabled services, $14.2 million in launch and support personnel and $6.7 million in IT and other costs for six months ended June 30, 2026. Cost of revenue increased primarily due to an increase of $31.6 million in tech-enabled services costs required to support new customers and our growth with existing customers.
Gross margin remained consistent at 40% in the six months ended June 30, 2026 and 2025.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated:

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	%
Operating expenses:
Research and development	$50,636	$44,083	$6,553	15%
Sales and marketing	41,632	31,175	10,457	34
General and administrative	58,731	39,837	18,894	47
Total	$150,999	$115,095	$35,904	31%
Research and Development
Research and development expenses increased primarily due to a $6.8 million increase in personnel costs. The increase in personnel expense resulted from a $5.2 million increase in stock-based compensation costs associated with the equity awards issued in connection with our IPO, and a $1.6 million net increase in other personnel costs including salary and benefits, net of change in capitalized software. The increase in other personnel costs included a $3.9 million increase resulting from fluctuations in the exchange rate of the Israeli Shekel, which appreciated by approximately 18% against the US Dollar over the corresponding period, as a large percentage of our research and development team is located in Israel. The currency impact more than offset a net reduction in research and development headcount in the comparative period.
Sales and Marketing
Sales and marketing expenses increased primarily due to a $9.8 million increase in personnel costs, driven by increased headcount for our sales and marketing team and issuances of new equity awards.

General and Administrative
General and administrative expenses increased primarily due to a $14.2 million increase in personnel costs and a $4.7 million increase in non-personnel costs. Personnel costs increased primarily as a result of an increase in stock-based compensation costs associated with the equity awards issued in connection with our IPO. The increase in non-personnel costs is primarily attributable to higher insurance expenses related to our auto liability and director and officer insurance policies.
Interest Income
The following table summarizes our interest income for the periods indicated:

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	%
Interest income	$5,578	$1,054	$4,524	429%
We recorded interest income of $5.6 million in the six months ended June 30, 2026 as compared to $1.1 million in the six months ended June 30, 2025. The increase is driven by a higher surplus investable cash balance in 2026 as compared to 2025 resulting from net proceeds received from the IPO.
Interest Expense
The following table summarizes our interest expense for the periods indicated:

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	%
Interest expense	$(511)	$(4,825)	$4,314	(89)%
We recorded interest expense of $0.5 million in the six months ended June 30, 2026 as compared to $4.8 million in the six months ended June 30, 2025. Interest expense in the six months ended June 30, 2025 included $3.3 million of interest on our convertible notes and $1.2 million of interest on our line of credit. On September 15, 2025, upon the closing of our IPO, the convertible notes converted into shares of our Class A common stock. In November 2025, we repaid in full the outstanding balance on our line of credit.
Other Income (Expense), Net
The following table summarizes the components of other income (expense), net for the periods indicated:

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	%
Revaluation of warrants liability	$—	$2,273	$(2,273)	(100)%
Revaluation of convertible notes embedded derivative feature	—	(4,095)	4,095	(100)%
Employee retention credit	1,758	1,811	(53)	(3)%
Foreign currency transaction gain (loss)	(729)	1,069	(1,798)	(168)%
Other	259	153	106	69%
Total	$1,288	$1,211	$77	6%
Other income remained relatively consistent with the prior year period, which primarily reflects the net impact of (i) the recognition of a non-cash gain of $2.3 million in the six months ended June 30, 2025 relating to an outstanding warrant to purchase shares of Series E preferred stock, which was exercised in February 2025, (ii) the recognition of a non-cash loss of $4.1 million in the six months ended June 30, 2025 for the change in fair value of the convertible notes’ embedded derivative feature, and (iii) a negative variance of $1.8 million in foreign currency transaction gain (loss) in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Provision for Income Taxes
The following table summarizes the provision for income taxes for the periods indicated:

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	%
Provision for income taxes	$(722)	$(1,644)	$922	(56)%
Effective tax rate	(1.9)%	(4.6)%
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Adjusted Gross Profit	$56,297	$42,331	$107,022	$82,721
Adjusted Gross Margin	41%	40%	41%	40%
Adjusted EBITDA	$(3,441)	$(9,055)	$(9,250)	$(17,318)
Adjusted EBITDA Margin	(3)%	(8)%	(4)%	(8)%
Adjusted Gross Profit and Adjusted Gross Margin
Adjusted Gross Profit represents gross profit excluding stock-based compensation and related employer payroll taxes and amortization of acquired intangibles. Adjusted Gross Margin represents Adjusted Gross Profit as a percentage of revenue.
Gross margin increased from 39% in the three months ended June 30, 2025 to 41% in the three months ended June 30, 2026. Adjusted Gross Margin increased from 40% in the three months ended June 30, 2025 to 41% in the three months ended June 30, 2026. The increase in gross margin and Adjusted Gross Margin was primarily attributable to a higher percentage of non-subscription revenue compared to the prior year period.
Gross margin remained consistent at 40% in the six months ended June 30, 2026 and 2025. Adjusted Gross Margin increased from 40% in the six months ended June 30, 2025 to 41% in the six months ended June 30, 2026.

The following table provides a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to gross profit and gross margin, the most directly comparable GAAP financial metrics, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Gross profit	$55,606	$41,951	$105,661	$81,761
Gross profit margin	41%	39%	40%	40%
Stock-based compensation and related employer payroll taxes	98	37	173	106
Amortization of acquired intangibles (1)	593	343	1,188	854
Adjusted Gross Profit	$56,297	$42,331	$107,022	$82,721
Adjusted Gross Margin	41%	40%	41%	40%
______
(1)Amortization of acquired intangibles includes developed technology resulting from our acquisitions of Remix, Citymapper and Downtowner.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents net loss excluding certain items that we do not consider indicative of our ongoing business performance: interest income, interest expense, loss on extinguishment of convertible notes, provision for income taxes, depreciation and amortization, stock-based compensation and related employer payroll taxes, other (income) expense, net, which consists primarily of changes in the fair value of derivatives and foreign currency transaction gains and losses, and other non-recurring or non-cash items impacting net loss such as patent litigation costs related to the RideCo litigation (a patent litigation in which Via won a trial in January 2025), and transaction costs related to our IPO and M&A activity. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.
Adjusted EBITDA Margin improved by five and four percentage points in the three and six months ending June 30, 2026 as compared to the equivalent periods in 2025, mostly driven by significant operating leverage in our operating expenses which allowed for substantial revenue growth with limited increase in operating expenses.
The following table provides a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to net loss and net loss margin, the most directly comparable GAAP financial metrics:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net loss	$(19,556)	$(21,221)	$(39,705)	$(37,538)
Interest Income	(2,799)	(487)	(5,578)	(1,054)
Interest expense	282	2,419	511	4,825
Provision for income taxes	165	872	722	1,644
Other (income) expense, net	154	2,307	(1,288)	(1,211)
Depreciation and amortization (1)	1,786	1,559	3,613	3,262
Stock-based compensation and related employer payroll taxes	16,010	4,662	31,574	9,353
Patent litigation costs (2)	62	717	200	2,693
Transaction costs (3)	155	117	401	708
Other	300	—	300	—
Adjusted EBITDA	$(3,441)	$(9,055)	$(9,250)	$(17,318)
Net loss margin	(14)%	(20)%	(15)%	(18)%
Adjusted EBITDA Margin	(3)%	(8)%	(4)%	(8)%
__________
(1)Excludes amortization of internal-use software.
(2)Patent litigation costs relate to the RideCo litigation in which Via won a trial in January 2025 and defending the verdict on appeals.
(3)Transaction costs include nonrecurring costs incurred in relation to our IPO and M&A activity.

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
The following table summarizes our principal sources of liquidity:

($ in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$335,915	$370,914
Credit agreement (1)	71,972	86,183
Total	$407,887	$457,097
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
For the three and six months ended June 30, 2025 the Company recognized interest expense of $0.5 million and $1.2 million, respectively, in relation to the revolving line of credit. In November 2025, we repaid in full the SOFR Loans balance outstanding, and no amount remains outstanding as of June 30, 2026.
We had letters of credit outstanding and committed under the letter of credit subfacility of $28.0 million as of June 30, 2026.
As of June 30, 2026, we had $72.0 million in available borrowings under the Credit Agreement.
Our Credit Agreement contains customary representations and warranties, and certain financial and nonfinancial covenants, including certain limitations on liens and indebtedness. The financial covenants include a requirement to maintain minimum liquidity of $50.0 million plus 50% of any principal amounts funded under the incremental facility. Additionally, we are required to meet certain revenue targets, which we have continued to meet. As of June 30, 2026, we were in compliance with all covenants under our Credit Agreement. In July 2026, we entered into amended and restated terms for the Credit Agreement which increase the aggregate amount available under the letter of credit subfacility to $50 million.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Net cash (used in) provided by
Operating activities	$(31,842)	$(21,884)
Investing activities	(4,406)	(3,101)
Financing activities	1,691	24,232
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	(312)	1,065
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$(34,869)	$312
Operating Activities
Net cash used in operating activities was $31.8 million in the six months ended June 30, 2026. The factors affecting our operating cash flows during this period were our net loss of $39.7 million and $34.7 million of cash outflows from changes in our operating assets and liabilities, offset by non-cash charges of $42.6 million. The cash outflow from changes in our operating assets and liabilities was primarily due to increases of $23.6 million in accounts receivable, combined with the net impact of smaller fluctuations in other operating assets and liabilities. The increase in accounts receivable is attributable to the increase in revenue combined with the timing of certain cash collections from our customers at June 30, 2026 as compared to December 31, 2025. The non-cash charges consisted primarily of $31.6 million in stock-based compensation expense, $6.1 million in non-cash operating lease expense and $4.8 million in depreciation and amortization expense.
Investing Activities
Net cash used in investing activities was $4.4 million in the six months ended June 30, 2026, including net cash utilized for internally capitalized software of $4.0 million and $0.7 million in purchases of other property and equipment.
Financing Activities
Net cash provided by financing activities was $1.7 million in the six months ended June 30, 2026, which consisted of proceeds from the exercise of stock options.
Contractual Obligations and Commitments
Our principal commitments consist of our obligations under operating leases for our offices and foreign currency forward contracts.
In May 2026, we entered into a new lease agreement for office space in New York City, which will serve as the Company’s headquarters and replace the existing headquarters lease when it ends in the fourth quarter of 2026. The lease term is expected to commence in the fourth quarter of 2026 and end in the third quarter of 2037. The total lease commitment is estimated to be approximately $52.9 million. See Note 13 of our audited consolidated financial statements for the year ended December 31, 2025 included in the Annual Report for additional details of our other operating lease commitments.
As of June 30, 2026, we had foreign currency forward contracts designated as cash flow hedges with total notional amounts of approximately $18.0 million, which all have maturities of 12 months or less. The notional amounts of derivative instruments represent the amount of foreign currency to be exchanged under the contracts and do not represent our exposure to credit or market risk.
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
Implications of Being an Emerging Growth Company
As of the date of this Quarterly Report we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. For example, we are only required to provide reduced disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we were not subject to the requirement to engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.
Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards would otherwise apply to private companies. We currently take advantage of this exemption.
We may take advantage of these provisions until we are no longer an emerging growth company. As the market value of our Class A common stock held by non-affiliates exceeded $700 million as of June 30, 2026 we will no longer qualify as an emerging growth company under the existing framework as of December 31, 2026. On May 19, 2026 the SEC issued proposed rule amendments that include a proposal that, if adopted, would have the effect of raising the public company float threshold to exit emerging growth company status from $700 million to $2 billion. Because the proposed amendments have not been adopted and are not yet effective, we have determined our filer status based on the SEC’s current rules. We are monitoring the proposed rulemaking process and will evaluate the impact of any final adopted rules on our filer status and related reporting obligations.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate
We had cash and cash equivalents of $335.9 million as of June 30, 2026. Cash and cash equivalents consist of checking and interest-bearing accounts with an original maturity of 90 days or less. Due to the short-term nature of the financial instruments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
We can elect for revolving loans under our Credit Agreement to be either Base Rate Loans or SOFR Loans. Base Rate Loans incur interest at the highest of (a) the Prime Rate plus 1.75%, (b) the Federal Funds rate plus 2.25%, and (c) SOFR for a tenor of one month plus 2.85%. SOFR Loans incur interest at SOFR for a tenor comparable to the applicable interest period plus 2.85%. We incur a commitment fee of 0.325% for committed but unused amounts. As of June 30, 2026, we had no revolving loan balances outstanding under our Credit Agreement.
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
To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements. To mitigate a portion of our exposure to the Israeli Shekel, we have entered into foreign currency forward contracts to hedge certain forecasted cash flows denominated in the Israeli Shekel. These contracts are designated as cash flow hedges and are intended to reduce the variability in research and development expenses associated with changes the in U.S. dollar to Israeli Shekel exchange rate. We do not enter into foreign currency forward contracts for trading or speculative purposes.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, regulatory inquiries and audits, government investigations, and other legal and regulatory proceedings at the federal, state, and municipal levels, including involving personal injury, property damage, labor and employment, anti-discrimination, commercial disputes, consumer complaints, intellectual property disputes, compliance with regulatory requirements, and other matters, and we may become subject to additional types of claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and legal and regulatory proceedings in the future and as our business grows. Information is provided below and in our Annual Report regarding the nature and status of our material pending legal matters. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Individually or in the aggregate, these matters, as previously disclosed, could have a material impact on our business, financial condition or results of operations. The Company accrues for losses that may result from these matters when a loss is probable and reasonably estimable. For additional information about the types of litigation we face in the ordinary course of business, please see the matters discussed in “Part 1, Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in addition to the updates with respect to certain matters reflected herein:
On May 3, 2021, we filed a complaint in the U.S. District Court for the Western District of Texas, alleging that a competitor, RideCo, Inc. (“RideCo”), had been intentionally infringing on our patents, and specifically, our patented virtual bus stop technology for efficient, on-demand dynamic routing for microtransit vehicles. On January 30, 2025, a jury in the Western District of Texas found that RideCo infringed three virtual bus stop patents (U.S. Patent Nos. 9,562,785, 9,816,824, and 10,197,411) and awarded us damages. We also successfully defeated RideCo's invalidity claims and patent infringement counterclaims. RideCo appealed the verdict and we cross-appealed the denial of our permanent injunction. The appeals were docketed in the U.S. Court of Appeals for the Federal Circuit. Following appellate mediation, the parties reached a confidential settlement definitively resolving the matter. Pursuant to the parties’ agreement, the Federal Circuit entered an order on June 22, 2026, dismissing the appeals.

On June 5, 2026, a putative labor and employment class action, captioned Faison v. Nomad Transit LLC and Via Transportation, Inc., No. 2:26-cv-06165, was filed against our Company in the U.S. District Court for the Central District of California.
On June 10, 2026, a putative securities class action, captioned Garlesky v. Via Transportation, Inc., et al, No. 1:26-cv-04870, was filed against the Company, our principal executive officer, and principal financial officer, individual Board members and underwriters in the in the U.S. District Court for the Southern District of New York.
Although the Company disagrees with the allegations set forth in the putative class actions and intends to vigorously defend against them, there are inherent uncertainties in litigation and litigation matters present a wide range of potential outcomes. As a result of these uncertainties any possible loss or range of loss cannot be reasonably estimated, and therefore no accrual for losses has been recorded as of June 30, 2026.

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

Via Transportation, Inc.

Dated: August 6, 2026	By:	/s/ Daniel Ramot
	Name:	Daniel Ramot
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2026	By:	/s/ Clara Fain
	Name:	Clara Fain
	Title:	Chief Financial Officer (Principal Financial Officer)