Form 10-Q
period 2026-09-30
Via Transportation, Inc.
filed 2026-11-09
CIK 1603015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 31, 2026 there were 78,445,706 shares of the registrant’s Class A common stock and 3,846,183 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$322,803	$370,914
Accounts receivable—net of allowance of $13 and $24 as of September 30, 2026 and December 31, 2025, respectively	123,338	81,572
Prepaid expenses and other current assets	17,900	17,065
Total current assets	464,041	469,551
Noncurrent assets:
Restricted cash and cash equivalents	1,257	1,171
Property and equipment—net	17,757	13,395
Operating lease right-of-use assets	24,013	18,319
Deferred tax assets	520	529
Intangible assets—net	31,631	36,025
Goodwill	190,855	192,305
Other noncurrent assets	1,577	1,800
Total noncurrent assets	267,610	263,544
Total assets	$731,651	$733,095

See notes to condensed consolidated financial statements.	(Continued)

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,156	$4,427
Accrued expenses and other current liabilities	25,452	24,886
Operating lease liabilities	11,796	9,749
Deferred revenue	24,384	26,893
Insurance payables	14,102	15,144
Accrued compensation and benefits	18,278	13,136
Total current liabilities	99,168	94,235
Noncurrent liabilities:
Operating lease liabilities	12,498	9,378
Deferred revenue	896	1,746
Total noncurrent liabilities	13,394	11,124
Total liabilities	112,562	105,359
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025.	—	—
Class A common stock, $0.00001 par value—1,000,000,000 shares authorized as of September 30, 2026 and December 31, 2025. 78,352,716 and 77,276,675 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	1	1
Class B common stock, $0.00001 par value—5,808,291 shares authorized, 3,846,183 shares issued and outstanding as of September 30, 2026 and December 31, 2025.	—	—
Class C common stock, $0.00001 par value—200,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025.	—	—
Additional paid-in capital	1,864,281	1,811,349
Accumulated other comprehensive income (loss)	4,587	7,702
Accumulated deficit	(1,249,780)	(1,191,316)
Total stockholders’ equity	619,089	627,736
Total liabilities and stockholders' equity	$731,651	$733,095

See notes to condensed consolidated financial statements.	(Concluded)

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$143,528	$109,653	$406,669	$315,428
Cost of revenue	86,117	66,567	243,597	190,581
Gross profit	57,411	43,086	163,072	124,847
Operating expenses:
Research and development	26,229	23,131	76,865	67,214
Sales and marketing	20,326	17,657	61,958	48,832
General and administrative	32,088	21,189	90,819	61,026
Total operating expenses	78,643	61,977	229,642	177,072
Operating loss	(21,232)	(18,891)	(66,570)	(52,225)
Interest income	2,631	883	8,209	1,937
Interest expense	(479)	(2,147)	(990)	(6,972)
Loss on extinguishment of convertible notes	—	(10,949)	—	(10,949)
Other income (expense)—net	232	(5,293)	1,520	(4,082)
Loss before income taxes	(18,848)	(36,397)	(57,831)	(72,291)
Provision for (benefit from) income taxes	(89)	490	633	2,134
Net loss	(18,759)	(36,887)	(58,464)	(74,425)

Basic and diluted net loss per share:
Net loss per share—basic and diluted	$(0.23)	$(1.49)	$(0.72)	$(4.43)
Weighted average shares of common stock outstanding used in computing net loss per share—basic and diluted	81,675,824	24,730,353	81,398,528	16,816,111

See notes to condensed consolidated financial statements.

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(18,759)	$(36,887)	$(58,464)	$(74,425)
Other comprehensive income (loss):
Foreign currency translation adjustments	(58)	(1,144)	(2,167)	9,236
Loss on cash flow hedges	(70)	—	(948)	—
Other comprehensive income (loss)	(128)	(1,144)	(3,115)	9,236
Comprehensive loss	$(18,887)	$(38,031)	$(61,579)	$(65,189)

See notes to condensed consolidated financial statements.

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—June 30, 2026	—	$—	81,444,356	$1	$1,844,614	$4,715	$(1,231,021)	$—	$618,309
Exercise of options	—	—	284,477	—	4,336	—	—	—	4,336
Vesting of restricted stock units	—	—	470,066	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,331	—	—	—	15,331
Other comprehensive loss	—	—	—	—	—	(128)	—	—	(128)
Net loss	—	—	—	—	—	—	(18,759)	—	(18,759)
Balance—September 30, 2026	—	$—	82,198,899	$1	$1,864,281	$4,587	$(1,249,780)	$—	$619,089

	Convertible Preferred Stock		Common Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—June 30, 2025	56,630,188	$1,220,005	12,935,746	$—	$120,091	$8,796	$(1,132,493)	$—	$(1,003,606)
Exercise of options	—	—	1,224,148	—	9,957	—	—	—	9,957
Stock-based compensation	—	—	—	—	6,592	—	—	—	6,592
Issuance of common stock in connection with initial public offering, net of underwriting discounts and offering costs	—	—	7,142,857	—	303,501	—	—	—	303,501
Conversion of convertible preferred stock in connection with initial public offering	(56,630,188)	(1,220,005)	56,630,188	1	1,220,004	—	—	—	1,220,005
Conversion of convertible notes in connection with initial public offering	—	—	1,655,908	—	76,172	—	—	—	76,172
Other comprehensive income	—	—	—	—	—	(1,144)	—	—	(1,144)
Net loss	—	—	—	—	—	—	(36,887)	—	(36,887)
Balance—September 30, 2025	—	$—	79,588,847	$1	$1,736,317	$7,652	$(1,169,380)	$—	$574,590

(1) The share amounts listed above combine Class A common stock and Class B common stock. Refer to Note 13 for more information.

See notes to condensed consolidated financial statements.

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2025	—	$—	81,122,858	$1	$1,811,349	$7,702	$(1,191,316)	$—	$627,736
Exercise of options	—	—	500,626	—	6,027	—	—	—	6,027
Vesting of restricted stock units	—	—	575,415	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	46,905	—	—	—	46,905
Other comprehensive loss	—	—	—	—	—	(3,115)	—	—	(3,115)
Net loss	—	—	—	—	—	—	(58,464)	—	(58,464)
Balance—September 30, 2026	—	$—	82,198,899	$1	$1,864,281	$4,587	$(1,249,780)	$—	$619,089

	Convertible Preferred Stock		Common Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2024	56,054,893	$1,195,058	12,711,902	$—	$109,447	$(1,584)	$(1,094,955)	$(763)	$(987,855)
Exercise of options	—	—	1,447,992	—	12,011	—	—	—	12,011
Stock-based compensation	—	—	—	—	15,945	—	—	—	15,945
Proceeds from issuance of convertible preferred stock upon exercise of warrants	575,295	20,000	—	—	—	—	—	—	—
Reclassification of warrants liability to convertible preferred stock upon exercise	—	4,947	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	(763)	—	—	763	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and offering costs	—	—	7,142,857	—	303,501	—	—	—	303,501
Conversion of convertible preferred stock in connection with initial public offering	(56,630,188)	(1,220,005)	56,630,188	1	1,220,004	—	—	—	1,220,005
Conversion of convertible notes in connection with initial public offering	—	—	1,655,908	—	76,172	—	—	—	76,172
Other comprehensive income	—	—	—	—	—	9,236	—	—	9,236
Net loss	—	—	—	—	—	—	(74,425)	—	(74,425)
Balance—September 30, 2025	—	$—	79,588,847	$1	$1,736,317	$7,652	$(1,169,380)	$—	$574,590
(1) The share amounts listed above combine Class A common stock and Class B common stock. Refer to Note 13 for more information.

See notes to condensed consolidated financial statements.

VIA TRANSPORTATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(58,464)	$(74,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,212	6,476
Stock-based compensation	46,905	15,945
Deferred income taxes	9	(775)
Noncash operating lease expense	9,636	6,432
Revaluation of warrants liability	—	(2,273)
Revaluation of convertible notes' embedded derivative feature	—	9,312
Amortization of convertible notes' discount	—	4,819
Loss on extinguishment of convertible notes	—	10,949
Changes in operating assets and liabilities:
Accounts receivable	(42,369)	(8,315)
Prepaid expenses and other assets	(1,194)	(2,584)
Accounts payable	759	1,567
Accrued expenses and other current liabilities	(441)	2,500
Operating lease liabilities	(9,489)	(6,541)
Deferred revenue	(3,165)	87
Accrued compensation and benefits	5,268	2,846
Insurance payables	(1,042)	3,566
Net cash used in operating activities	(46,375)	(30,414)
Investing activities:
Purchase of property and equipment	(1,296)	(1,337)
Capitalized internal-use software	(6,145)	(3,222)
Acquisitions—net of cash acquired	279	—
Net cash used in investing activities	(7,162)	(4,559)
Financing activities:
Proceeds from issuance of Series E convertible preferred stock upon exercise of warrants	—	20,000
Repayment of line of credit	—	(10,000)
Proceeds from issuance of convertible notes	—	7,500
Proceeds from exercise of stock options	6,027	9,952
Proceeds from initial public offering, net of underwriting discounts and commissions	—	307,871
Payments of initial public offering costs	—	(1,051)
Payment of issuance fees	—	(322)
Net cash provided by financing activities	6,027	333,950
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	(515)	1,326
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(48,025)	300,303
Cash, cash equivalents, and restricted cash and cash equivalents—beginning of period	372,085	78,989
Cash, cash equivalents, and restricted cash and cash equivalents—end of period	$324,060	$379,292

Supplemental disclosures of noncash investing and financing activities:
Reclassification of warrants liability to convertible preferred stock upon exercise	$—	$4,947
Allocation of proceeds from issuance of convertible notes to embedded derivative feature	$—	$(1,981)
Conversion of convertible preferred stock in connection with initial public offering	$—	$1,220,005
Conversion of convertible notes in connection with initial public offering	$—	$76,172
Offering costs included in accrued expenses and other current liabilities	$—	$3,319
Receivable for options exercises included in prepaid expenses and other current assets	$—	$(2,060)
Supplemental disclosures of cash flow information:
Cash paid for interest	$410	$2,249
Cash paid for income taxes	$1,071	$3,158

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
Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made.
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

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivative Financial Instruments—During 2026, the Company entered into a series of foreign currency forward contracts to reduce the volatility in cash flows associated with forecasted operating expenses denominated in the Israeli Shekel. These foreign currency forward contracts are designated as cash flow hedges. Changes in the fair value of the foreign currency forward contracts are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the same period in which the underlying hedged transactions affect earnings, generally within research and development expense. In the event the underlying forecasted transactions do not occur, or it becomes probable that they will not occur within the designated hedge period, the related gains or losses are reclassified into earnings. The Company formally designates and documents hedging relationships at inception and assesses hedge effectiveness at inception and on a quarterly basis thereafter. Cash flows at settlement of such foreign currency forward contracts are classified in cash flows from operating activities, consistent with the cash flows from the underlying hedged forecasted transactions.
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
3.    Goodwill and Intangible Assets
The change in the carrying amount of goodwill for the nine months ended September 30, 2026 was as follows (in thousands):

Balance—December 31, 2025	$192,305
Foreign currency translation and other adjustments	(1,450)
Balance—September 30, 2026	$190,855

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets—net consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands, except years):

September 30, 2026	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4–5	$10,445	$(5,630)	$4,815
Trade names	5	6,114	(1,935)	4,179
Customer relationships	12–15	32,503	(9,866)	22,637
Total intangible assets		$49,062	$(17,431)	$31,631

December 31, 2025	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4–5	$16,870	$(10,265)	$6,605
Trade names	5	6,992	(2,196)	4,796
Customer relationships	12–15	32,770	(8,146)	24,624
Total intangible assets		$56,632	$(20,607)	$36,025
For the three months ended September 30, 2026 and 2025, the Company recorded amortization expense of $1.4 million and $1.1 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded amortization expense of $4.2 million and $3.6 million, respectively.
As of September 30, 2026, future amortization of intangible assets that will be recorded in cost of revenue and general and administrative expenses is estimated as follows (in thousands):

Amortization
Remainder of 2026	$1,372
2027	4,408
2028	4,129
2029	4,129
2030	4,063
Thereafter	13,530
Total remaining amortization	$31,631
4.    Revenue
Contract Balances—The Company’s contract liabilities consist of deferred revenue. Deferred revenue includes amounts received from customers but not recognized as revenue as service has not yet been rendered.
For the nine months ended September 30, 2026, the Company recognized revenues of $22.3 million that were included in deferred revenue as of December 31, 2025.
For the three and nine months ended September 30, 2026, the amount of revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods was immaterial.
Remaining Performance Obligations as of September 30, 2026, were $312.4 million, of which approximately 34% and 47% is expected to be recognized as revenue in the remainder of 2026 and 2027, respectively, and the remainder thereafter.
The Company had no material obligations related to refunds or warranties as of September 30, 2026.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue by Geography—Revenue by geography is based on where the service was provided. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue by geographic area:
United States	$110,243	$77,677	$307,933	$223,956
Germany	18,437	21,462	57,181	62,004
All other countries	14,848	10,514	41,555	29,468
Total	$143,528	$109,653	$406,669	$315,428
With the exception of the United States and Germany, no country had revenue in any period presented greater than 10% of total consolidated revenue.
Revenue by Customer Type—The following table sets forth revenue disaggregated by end-customer type between government entities (which include cities, transit agencies, and school districts) and commercial entities for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue by customer type:
Government	$134,399	$103,728	$380,528	$296,091
Commercial	9,129	5,925	26,141	19,337
Total	$143,528	$109,653	$406,669	$315,428
The Company had no customers that accounted for greater than 10% of consolidated revenue in the three and nine months ended September 30, 2026 and 2025.
Capitalized Commissions—As of September 30, 2026 and December 31, 2025, capitalized commissions of $0.7 million and $0.8 million, respectively, are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the noncurrent portion of capitalized commissions of $0.5 million and $0.7 million, respectively, is included in other noncurrent assets in the condensed consolidated balance sheets. Amortization of sales commission expenses included in sales and marketing was $1.1 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively. Amortization of sales commission expenses included in sales and marketing was $3.0 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively.
5.    Other Income (Expense)
The following table presents the components of other income (expense) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revaluation of warrants liability	$—	$—	$—	$2,273
Revaluation of convertible notes embedded derivative feature	—	(5,217)	—	(9,312)
Employee retention credit	—	441	1,758	2,252
Foreign currency transaction gain (loss)	232	(344)	(497)	725
Other	—	(173)	259	(20)
Total other income (expense)	$232	$(5,293)	$1,520	$(4,082)

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Fair Value Measurement
The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis and indicates the fair value hierarchy of the valuation as of September 30, 2026 and December 31, 2025 (in thousands):

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$242,999	$—	$—	$242,999
Total	$242,999	$—	$—	$242,999

Liabilities
Accrued expenses and other current liabilities
Derivative liabilities - cash flow hedges	$—	$948	$—	$948
Total	$—	$948	$—	$948

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market funds	$236,425	$—	$—	$236,425
Certificates of deposit	—	8,000	—	8,000
Total	$236,425	$8,000	$—	$244,425
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
The Company did not make any transfers between the levels of the fair value hierarchy during the nine months ended September 30, 2026.
7.    Property and Equipment
Property and equipment—net as of September 30, 2026 and December 31, 2025, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Office furniture and equipment	$2,409	$2,085
Computers and software	8,541	7,824
Leasehold improvements	1,128	1,113
Capitalized internal-use software	24,777	18,656
Total	36,855	29,678
Less accumulated depreciation and amortization	(19,098)	(16,283)
Property and equipment—net	$17,757	$13,395
Depreciation and amortization expense of property and equipment for the three months ended September 30, 2026 and 2025, amounted to $1.1 million and $1.0 million, respectively. Depreciation and amortization expense of property and equipment for the nine months ended September 30, 2026 and 2025, amounted to $3.0 million and $2.9 million, respectively.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of September 30, 2026 and December 31, 2025, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued expenses	$23,995	$23,266
Accrued taxes	1,457	1,620
	$25,452	$24,886
9.    Line of Credit Agreement
In March 2025, the Company entered into amended and restated terms for a credit agreement (as amended from time to time, the “Credit Agreement”) with Wells Fargo Bank, HSBC, and the other lenders party thereto. The Credit Agreement currently provides a revolving line of credit of up to $100 million, including a letter of credit subfacility in the aggregate amount of $50 million, and a swingline subfacility in the aggregate amount of $5 million. The Company also has the option to request an incremental facility of up to an additional $25 million from one or more of the lenders under the Credit Agreement. The Credit Agreement has a maturity date of April 26, 2028.
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
For the three and nine months ended September 30, 2025 the Company recognized interest expense of $0.5 million and $1.7 million, respectively, in relation to the revolving line of credit. In November 2025, the Company repaid in full the SOFR Loans balance outstanding, and no amount remains outstanding as of September 30, 2026.
The Company had letters of credit outstanding and committed under the letter of credit subfacility of $28.3 million as of September 30, 2026.
As of September 30, 2026, the Company had $71.7 million in available borrowings under the Credit Agreement.
The Credit Agreement contains customary representations and warranties, certain financial and nonfinancial covenants, and certain limitations on liens and indebtedness. The financial covenants include a requirement to maintain minimum liquidity of $50 million, plus 50% of any principal amounts funded under the incremental facility. Additionally, the Company is required to meet certain revenue targets. As of September 30, 2026, the Company was in compliance with all financial covenants.
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

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The embedded derivative feature was recorded at the fair value on the respective dates of issuance. The fair value of the embedded derivative feature is remeasured each reporting period and the change in the fair value is recorded in other income (expense).
The contractual interest expense amounted to $0.9 million and $2.8 million for the three and nine months ended September 30, 2025, respectively. The amortization of the discount related to the issuance date fair value of the embedded derivative feature amounted to $1.5 million and $4.8 million for the three and nine months ended September 30, 2025, respectively, and was recorded as part of interest expense in the consolidated statements of operations under the effective interest rate method. The effective interest rate on the convertible notes was 17.3% for the three and nine months ended September 30, 2025.
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
As of September 30, 2026, the Company had foreign currency forward contracts designated as cash flow hedges with total notional amounts of approximately $14.5 million. The notional amounts of derivative instruments represent the amount of foreign currency to be exchanged under the contracts and do not represent the Company’s exposure to credit or market risk.
As of September 30, 2026, an estimated $0.9 million of net losses included in accumulated other comprehensive income (loss) is expected to be reclassified into research and development expenses within the next 12 months. Cash flows from the settlement of these contracts are classified in the cash flows from operating activities which is the same category as the underlying hedged transactions. Amounts reclassified to research and development expenses were immaterial for the three and nine months ended September 30, 2026.
There was no ineffectiveness in the Company’s cash flow hedges for each of the three and nine months ended September 30, 2026.
Refer to Note 2, Significant Accounting Policies and Note 6, Fair Value Measurements for additional information.
12.    Commitments and Contingencies
Letters of Credit—The Company is required to maintain letters of credit to meet the requirements of various lease agreements, customer contracts and insurance policies entered into by the Company. The Company had outstanding and committed letters of credit of $28.4 million as of September 30, 2026, which is primarily comprised of letters of credit under the Credit Agreement.
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

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2026:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2025	9,303,581	$13.92	6.26	$140,360
Granted	—	—
Exercised	(500,626)	11.96
Forfeited	(174,271)	18.69
Expired	(115,785)	20.98
Outstanding—September 30, 2026	8,512,899	13.85	5.38	139,652
Exercisable—September 30, 2026	7,589,086
The total intrinsic value of stock options exercised for the nine months ended September 30, 2026 was $5.0 million.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2025 Omnibus Incentive Plan—On September 11, 2025, the Company’s stockholders approved the 2025 Omnibus Incentive Plan. The maximum number of shares of the Company’s Class A common stock that may be issued under the 2025 Omnibus Incentive Plan is 11,126,907 shares.
RSUs—Under the 2025 Omnibus Incentive Plan, the Company issues restricted stock units (“RSUs”) subject to a service-based vesting condition. The RSUs generally vest over a period of either three or four years, unless otherwise decided by the Company’s board of directors. RSUs issued to non-employee members of the Company’s board of directors vest over a 15-month period.
The following table is a summary of the Company’s RSU activity for the nine months ended September 30, 2026:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested—December 31, 2025	2,518,990	$43.87
Granted	2,809,775	21.17
Vested	(575,415)	43.55
Forfeited	(239,624)	34.08
Unvested—September 30, 2026	4,513,726	30.30
PSUs—On September 11, 2025, the Company’s board of directors approved a grant to the Chief Executive Officer and Chief Financial Officer of stock price-based restricted stock units (also called performance-based restricted stock units or “PSUs”) with respect to 2,051,945 and 434,782 shares of Class A common stock, respectively. The vesting of the PSUs is conditioned on satisfaction of certain service-based and stock price-based vesting conditions, with a performance period of seven years from the effectiveness of the IPO. The stock price-based vesting conditions are comprised of seven tranches that are eligible to vest based on the achievement of certain specified stock price targets relative to the IPO price of $46 per share of Class A common stock measured on a 60-day average period. The weighted-average grant date fair value per share of the PSUs was $20.23. All PSUs were outstanding as of September 30, 2026, as none have vested or been cancelled.
Stock Based Compensation Expense—The stock-based compensation expense recognized in the consolidated statements of operations for services received from employees and nonemployees for the three and nine months ended September 30, 2026 and 2025, is shown in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$100	$38	$273	$144
Research and development	4,480	1,874	12,812	5,037
Sales and marketing	2,371	1,687	9,322	4,226
General and administrative	8,380	2,993	24,498	6,538
Total	$15,331	$6,592	$46,905	$15,945

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$2,398	$4,373	$9,458	$13,726
RSUs	11,122	1,826	32,075	1,826
PSUs	1,811	393	5,372	393
Total	$15,331	$6,592	$46,905	$15,945
As of September 30, 2026, there was $171.4 million of unamortized stock-based compensation costs related to all unvested awards, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

VIA TRANSPORTATION, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15.    Income Taxes
The Company calculates the provision for (benefit from) income taxes in interim periods by applying an estimated annual effective tax rate to income (loss) before income taxes and by calculating the tax effect of discrete items recognized during the period. The Company recorded a benefit from income taxes of $0.1 million for the three months ended September 30, 2026, and a provision for income taxes of $0.5 million for the three months ended September 30, 2025. The Company recorded a provision for income taxes of $0.6 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively.
The provision for (benefit from) income taxes differed from applying the U.S. federal statutory rate to the Company’s loss before income taxes primarily due to the effects of valuation allowances.
As of September 30, 2026, the Company continues to maintain a full valuation allowance on deferred tax assets in all jurisdictions, except for jurisdictions where the Company has determined it is more likely than not that those deferred tax assets will be realizable.
16.    Net Loss Per Share
The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(18,759)	$(36,887)	$(58,464)	$(74,425)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	81,675,824	24,730,353	81,398,528	16,816,111
Net loss per share:
Net loss per share, basic and diluted	$(0.23)	$(1.49)	$(0.72)	$(4.43)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions, which were not satisfied as of September 30, 2026 and 2025:

	September 30 2026	September 30 2025
Stock options	8,512,899	9,547,790
RSUs	4,513,726	2,138,565
PSUs	2,486,727	2,486,727
Total	15,513,352	14,173,082

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
Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

($ in millions)	September 30, 2026	December 31, 2025	September 30, 2025
Customer Count	868	821	713
Platform Annual Run-Rate Revenue	$574	$476	$439
Customers
Customer count as of the last date in any quarter represents the number of distinct legal entities which generated Platform revenue in that quarter. Each customer may have one or more contracts active at the same time. We closed the quarter ended September 30, 2026 with 868 customers, up 22% compared to our 713 customers as of September 30, 2025.
Platform Annual Run-Rate Revenue
Platform Annual Run-Rate Revenue as of the last date in any quarter represents our Platform revenue for that quarter multiplied by four. We believe that Platform Annual Run-Rate Revenue is a key metric to our business, reflecting our ability to acquire new customers and to grow our relationships with existing customers. Platform Annual Run-Rate Revenue has demonstrated rapid growth and was up 31% as of September 30, 2026, at $574 million, compared to $439 million as of September 30, 2025.
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
Loss on Extinguishment of Convertible Notes
On September 15, 2025, upon the closing of our IPO, our outstanding convertible notes automatically converted into shares of the Company’s Class A common stock. The conversion was accounted for as a debt extinguishment, resulting in the recognition of a loss on extinguishment. There are no further obligations related to these notes.
Other Income (Expense), Net
Other income (expense), net has historically been primarily comprised of noncash gains or losses relating to the change in the fair value of warrants to purchase convertible preferred stock and the convertible notes embedded derivative feature. These instruments were extinguished during 2025. Other income (expense), net also includes the impact of the gain or loss on transactions denominated in foreign currencies and income related to employee retention credits under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).
We expect the absolute dollar value of other income (expense), net will vary each reporting period depending on the timing and magnitude of non-operating items, and changes in foreign currency exchange rates.
Provision for (Benefit from) Income Taxes
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

Results of Operations
The following table summarizes our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Revenue	$143,528	$109,653	$406,669	$315,428
Cost of revenue (1)(2)	86,117	66,567	243,597	190,581
Gross profit	57,411	43,086	163,072	124,847
Operating expenses:
Research and development (1)	26,229	23,131	76,865	67,214
Sales and marketing (1)	20,326	17,657	61,958	48,832
General and administrative (1)	32,088	21,189	90,819	61,026
Total operating expenses	78,643	61,977	229,642	177,072
Operating loss	(21,232)	(18,891)	(66,570)	(52,225)
Interest income	2,631	883	8,209	1,937
Interest expense	(479)	(2,147)	(990)	(6,972)
Loss on extinguishment of convertible notes	—	(10,949)	—	(10,949)
Other income (expense), net	232	(5,293)	1,520	(4,082)
Loss before income taxes	(18,848)	(36,397)	(57,831)	(72,291)
Provision for (benefit from) income taxes	(89)	490	633	2,134
Net loss	$(18,759)	$(36,887)	$(58,464)	$(74,425)
_____________
(1) Includes stock-based compensation and related employer payroll taxes as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Cost of revenue	$100	$41	$273	$147
Research and development	4,488	1,923	12,820	5,086
Sales and marketing	2,395	1,906	9,346	4,445
General and administrative	8,380	3,633	24,498	7,178
Total	$15,363	$7,503	$46,937	$16,856

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the periods indicated(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	60	61	60	60
Gross profit	40	39	40	40
Operating expenses:
Research and development	18	21	19	21
Sales and marketing	14	16	15	15
General and administrative	22	19	22	19
Total operating expenses	55	57	56	56
Operating loss	(15)	(17)	(16)	(17)
Interest income	2	1	2	1
Interest expense	—	(2)	—	(2)
Loss on extinguishment of convertible notes	—	(10)	—	(3)
Other income (expense), net	—	(5)	—	(1)
Loss before income taxes	(13)	(33)	(14)	(23)
Provision for (benefit from) income taxes	—	—	—	1
Net loss	(13)	(34)	(14)	(24)
______
(1)Percentage may not foot due to rounding
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	%
Revenue	$143,528	$109,653	$33,875	31%
The increase in revenue was driven by continued growth in new customers as well as rapid expansion with existing customers. Our total customer count increased by 22%, from 713 as of September 30, 2025 to 868 as of September 30, 2026, including 94 customers added through the Downtowner acquisition as of the acquisition date which closed in December 2025.
The increase in revenue was also driven by significant momentum with our customers located in the United States, where revenue increased by $32.6 million (or approximately 42% year-over-year) and the rest of the world excluding Germany which increased by $4.3 million (or approximately 41% year-over-year). This rapid growth was partially offset by Germany, where revenue decreased by $3.0 million (or approximately 14% year-over-year).
Recurring subscription fees accounted for 98% of our revenue in the three months ended September 30, 2026 and 2025. Revenue contribution from upfront implementation services, consulting contracts, and other one-time revenue represented 2% of our total revenue in the three months ended September 30, 2026 and 2025.
Cost of Revenue, Gross Profit, and Gross Margin
The following table summarizes our cost of revenue, gross profit, and gross margin for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	%
Cost of revenue	$86,117	$66,567	$19,550	29%
Gross profit	57,411	43,086	14,325	33%
Gross margin	40%	39%

Cost of revenue includes $73.9 million in technology-enabled services, $8.9 million in launch and support personnel and $3.3 million in IT and other costs for the three months ended September 30, 2026. Cost of revenue increased primarily due to an increase in technology-enabled services costs of $16.7 million and an increase in launch and support personnel costs of $2.7 million as we scaled our operations to support new customers and our growth with existing customers.
Gross margin increased from 39% in the three months ended September 30, 2025 to 40% in the three months ended September 30, 2026. The margin improvement was primarily attributable to general scale efficiencies, including operating efficiencies in managing our launch and support personnel and IT and other costs.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	%
Operating expenses:
Research and development	$26,229	$23,131	$3,098	13%
Sales and marketing	20,326	17,657	2,669	15
General and administrative	32,088	21,189	10,899	51
Total	$78,643	$61,977	$16,666	27%
Research and Development
Research and development expenses increased primarily due to a $2.7 million increase in personnel costs. The increase in personnel expense resulted from a $2.6 million increase in stock-based compensation costs associated with the equity awards issued in connection with our IPO. Other personnel costs remained relatively consistent with the prior year period. A large percentage of our research and development team is located in Israel and we experienced a $1.6 million increase in other personnel costs resulting from fluctuations in the exchange rate of the Israeli Shekel, which appreciated by approximately 11% against the U.S. Dollar over the corresponding prior year period. This currency impact was largely offset by a net reduction in research and development headcount over the corresponding period.
Sales and Marketing
Sales and marketing expenses increased primarily due to a $2.2 million increase in personnel costs, driven by increased headcount for our sales and marketing team and issuances of new equity awards.
General and Administrative
General and administrative expenses increased primarily due to a $6.0 million increase in personnel costs and a $4.9 million increase in non-personnel costs. Personnel costs increased primarily as a result of an increase in stock-based compensation costs associated with the equity awards issued in connection with our IPO. The increase in non-personnel costs is primarily attributable to higher insurance expenses related to our auto liability and director and officer insurance policies, with the remaining variance resulting from higher general corporate costs to support the growth in our business.
Interest Income
The following table summarizes our interest income for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	%
Interest income	$2,631	$883	$1,748	198%
We recorded interest income of $2.6 million in the three months ended September 30, 2026 as compared to $0.9 million in the three months ended September 30, 2025. The increase is driven by a higher surplus investable cash balance in 2026 as compared to 2025 resulting from net proceeds received from the IPO.

Interest Expense
The following table summarizes our interest expense for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	%
Interest expense	$(479)	$(2,147)	$1,668	(78)%
We recorded interest expense of $0.5 million in the three months ended September 30, 2026 as compared to $2.1 million in the three months ended September 30, 2025. Interest expense in the three months ended September 30, 2025 included $1.5 million of interest on our convertible notes and $0.5 million of interest on our line of credit. On September 15, 2025, upon the closing of our IPO, the convertible notes converted into shares of our Class A common stock. In November 2025, we repaid in full the outstanding balance on our line of credit.
Loss on Extinguishment of Convertible Notes

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	%
Loss on extinguishment of convertible notes	$—	$(10,949)	$10,949	(100)%
On September 15, 2025, upon the closing of our IPO, $53.3 million in principal and accrued contractual interest on the convertible notes automatically converted into 1,655,908 shares of the Company’s Class A common stock based on a 30% discount to the IPO price. The conversion was accounted for as a debt extinguishment, resulting in the recognition of a $10.9 million loss on extinguishment.
Other Income (Expense), Net
The following table summarizes the components of other income (expense), net for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	%
Revaluation of convertible notes embedded derivative feature	$—	$(5,217)	$5,217	(100)%
Employee retention credit	—	441	(441)	(100)%
Foreign currency transaction gain (loss)	232	(344)	576	(167)%
Other	—	(173)	173	(100)%
Total	$232	$(5,293)	$5,525	(104)%
The positive trend in other income (expense), net is primarily due to the impact of the recognition of a noncash loss of $5.2 million in the three months ended September 30, 2025 for the change in fair value of the convertible notes’ embedded derivative feature. Immediately prior to the completion of our IPO, the convertible notes converted into shares of our Class A common stock.
Also contributing to the positive trend was the impact of a favorable variance of $0.6 million in foreign currency transaction gain (loss) in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Provision for (Benefit from) Income Taxes
The following table summarizes the provision for (benefit from) income taxes for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	%
Provision for (benefit from) income taxes	$(89)	$490	$(579)	(118)%
Effective tax rate	(0.5)%	1.3%
The change in provision for (benefit from) income taxes was primarily attributable to a decrease in taxable income from our international subsidiaries. Our low effective tax rate reflects the fact that we maintain a full valuation allowance against deferred taxes in most of the jurisdictions in which we generate net operating losses, including the United States.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	%
Revenue	$406,669	$315,428	$91,241	29%
The increase in revenue was driven by continued growth in new customers as well as rapid expansion with existing customers. Our total customer count increased by 22%, from 713 as of September 30, 2025 to 868 as of September 30, 2026, including 94 customers added through the Downtowner acquisition as of the acquisition date which closed in December 2025.
The increase in revenue was also driven by significant momentum with our customers located in the United States, where revenue increased by $84.0 million (or approximately 37% year-over-year) and the rest of the world excluding Germany which increased by $12.1 million (or approximately 41% year-over-year). This rapid growth was partially offset by Germany, where revenue decreased by $4.8 million (or approximately 8% year-over-year).
Recurring subscription fees accounted for 97% of our revenue in the nine months ended September 30, 2026 and 2025. Revenue contribution from upfront implementation services, consulting contracts, and other one-time revenue represented 3% of our total revenues in the nine months ended September 30, 2026 and 2025.
Cost of Revenue, Gross Profit, and Gross Margin
The following table summarizes our cost of revenue, gross profit, and gross margin for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	%
Cost of revenue	$243,597	$190,581	$53,016	28%
Gross profit	163,072	124,847	38,225	31%
Gross margin	40%	40%
Cost of revenue includes $210.4 million in technology-enabled services, $23.1 million in launch and support personnel and $10.0 million in IT and other costs for the nine months ended September 30, 2026. Cost of revenue increased primarily due to an increase in technology-enabled services costs of $48.3 million and an increase in launch and support personnel costs of $4.5 million as we scaled our operations to support new customers and our growth with existing customers.
Gross margin remained consistent at 40% in the nine months ended September 30, 2026 and 2025.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	%
Operating expenses:
Research and development	$76,865	$67,214	$9,651	14%
Sales and marketing	61,958	48,832	13,126	27
General and administrative	90,819	61,026	29,793	49
Total	$229,642	$177,072	$52,570	30%

Research and Development
Research and development expenses increased primarily due to a $9.5 million increase in personnel costs. The increase in personnel expense resulted from a $7.8 million increase in stock-based compensation costs associated with the equity awards issued in connection with our IPO, and a $1.7 million net increase in other personnel costs including salary and benefits, net of change in capitalized software. The increase in other personnel costs included a $5.4 million increase resulting from fluctuations in the exchange rate of the Israeli Shekel, which appreciated by approximately 16% against the U.S. Dollar over the corresponding period, as a large percentage of our research and development team is located in Israel. The currency impact more than offset a net reduction in research and development headcount in the comparative period.
Sales and Marketing
Sales and marketing expenses increased primarily due to a $12.0 million increase in personnel costs, driven by increased headcount for our sales and marketing team and issuances of new equity awards.
General and Administrative
General and administrative expenses increased primarily due to a $20.2 million increase in personnel costs and a $9.6 million increase in non-personnel costs. Personnel costs increased primarily as a result of an increase in stock-based compensation costs associated with the equity awards issued in connection with our IPO. The increase in non-personnel costs is primarily attributable to higher insurance expenses related to our auto liability and director and officer insurance policies, with the remaining variance resulting from higher general corporate costs to support the growth in our business.
Interest Income
The following table summarizes our interest income for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	%
Interest income	$8,209	$1,937	$6,272	324%
We recorded interest income of $8.2 million in the nine months ended September 30, 2026 as compared to $1.9 million in the nine months ended September 30, 2025. The increase is driven by a higher surplus investable cash balance in 2026 as compared to 2025 resulting from net proceeds received from the IPO.
Interest Expense
The following table summarizes our interest expense for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	%
Interest expense	$(990)	$(6,972)	$5,982	(86)%
We recorded interest expense of $1.0 million in the nine months ended September 30, 2026 as compared to $7.0 million in the nine months ended September 30, 2025. Interest expense in the nine months ended September 30, 2025 included $4.8 million of interest on our convertible notes and $1.7 million of interest on our line of credit. On September 15, 2025, upon the closing of our IPO, the convertible notes converted into shares of our Class A common stock. In November 2025, we repaid in full the outstanding balance on our line of credit.
Loss on Extinguishment of Convertible Notes

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	%
Loss on extinguishment of convertible notes	$—	$(10,949)	$10,949	(100)%
On September 15, 2025, upon the closing of our IPO, $53.3 million in principal and accrued contractual interest on the convertible notes automatically converted into 1,655,908 shares of the Company’s Class A common stock based on a 30% discount to the IPO price. The conversion was accounted for as a debt extinguishment, resulting in the recognition of a $10.9 million loss on extinguishment.
Other Income (Expense), Net
The following table summarizes the components of other income (expense), net for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	%
Revaluation of warrants liability	$—	$2,273	$(2,273)	(100)%
Revaluation of convertible notes embedded derivative feature	—	(9,312)	9,312	(100)%
Employee retention credit	1,758	2,252	(494)	(22)%
Foreign currency transaction gain (loss)	(497)	725	(1,222)	(169)%
Other	259	(20)	279	(1395)%
Total	$1,520	$(4,082)	$5,602	(137)%
The positive trend in other income (expense), net primarily results from the net impact of (i) the recognition of a noncash gain of $2.3 million in the nine months ended September 30, 2025 relating to an outstanding warrant to purchase shares of Series E preferred stock, which was exercised in February 2025, (ii) the recognition of a noncash loss of $9.3 million in the nine months ended September 30, 2025 for the change in fair value of the convertible notes’ embedded derivative feature, and (iii) a negative variance of $1.2 million in foreign currency transaction gain (loss) in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Provision for (Benefit from) Income Taxes
The following table summarizes the provision for (benefit from) income taxes for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	%
Provision for (benefit from) income taxes	$633	$2,134	$(1,501)	(70)%
Effective tax rate	1.1%	3.0%
The change in provision for (benefit from) income taxes was primarily attributable to a decrease in taxable income from our international subsidiaries. Our low effective tax rate reflects the fact that we maintain a full valuation allowance against deferred taxes in most of the jurisdictions in which we generate net operating losses, including the United States.
Non-GAAP Financial Metrics
We use certain non-GAAP financial metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions. These non-GAAP financial measures include Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA and Adjusted EBITDA Margin. We believe that by excluding certain items that are nonrecurring in nature or noncash expenses provides meaningful supplemental information regarding our operational performance and provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. Our definitions of non-GAAP financial metrics may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar financial metrics. Further, these financial metrics have certain limitations, as they do not include the impact of certain expenses that are reflected in our condensed consolidated statement of operations. Thus, our non-GAAP financial metrics are presented for supplemental informational purposes only and should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Adjusted Gross Profit	$58,152	$43,471	$165,174	$126,192
Adjusted Gross Margin	41%	40%	41%	40%
Adjusted EBITDA	$(3,230)	$(8,692)	$(12,480)	$(26,010)
Adjusted EBITDA Margin	(2)%	(8)%	(3)%	(8)%
Adjusted Gross Profit and Adjusted Gross Margin
Adjusted Gross Profit represents gross profit excluding stock-based compensation and related employer payroll taxes and depreciation and amortization. Adjusted Gross Margin represents Adjusted Gross Profit as a percentage of revenue.
Gross margin increased from 39% in the three months ended September 30, 2025 to 40% in the three months ended September 30, 2026. Adjusted Gross Margin increased from 40% in the three months ended September 30, 2025 to 41% in the three months ended September 30, 2026. The increase in gross margin and Adjusted Gross Margin was primarily attributable to general scale efficiencies, including operating efficiencies in managing our launch and support personnel and IT and other costs.
Gross margin remained consistent at 40% in the nine months ended September 30, 2026 and 2025. Adjusted Gross Margin increased from 40% in the nine months ended September 30, 2025 to 41% in the nine months ended September 30, 2026.
The following table provides a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to gross profit and gross margin, the most directly comparable GAAP financial metrics, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Gross profit	$57,411	$43,086	$163,072	$124,847
Gross profit margin	40%	39%	40%	40%
Stock-based compensation and related employer payroll taxes	100	41	273	147
Depreciation and amortization (1)	641	344	1,829	1,198
Adjusted Gross Profit	$58,152	$43,471	$165,174	$126,192
Adjusted Gross Margin	41%	40%	41%	40%
______
(1)Excludes amortization of internal-use software.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents net loss excluding certain items that we do not consider indicative of our ongoing business performance: interest income, interest expense, loss on extinguishment of convertible notes, provision for (benefit from) income taxes, depreciation and amortization, stock-based compensation and related employer payroll taxes, other (income) expense, net, which consists primarily of changes in the fair value of derivatives and foreign currency transaction gains and losses, and other nonrecurring or noncash items impacting net loss such as intellectual property and securities litigation costs, and transaction costs related to our IPO and M&A activity. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.
Adjusted EBITDA Margin improved by six and five percentage points in the three and nine months ended September 30, 2026 as compared to the equivalent periods in 2025, mostly driven by significant operating leverage in our operating expenses which allowed for substantial revenue growth with limited increase in operating expenses.
The following table provides a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to net loss and net loss margin, the most directly comparable GAAP financial metrics:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net loss	$(18,759)	$(36,887)	$(58,464)	$(74,425)
Interest Income	(2,631)	(883)	(8,209)	(1,937)
Interest expense	479	2,147	990	6,972
Loss on extinguishment of convertible notes	—	10,949	—	10,949
Provision for (benefit from) income taxes	(89)	490	633	2,134
Other (income) expense, net	(232)	5,293	(1,520)	4,082
Depreciation and amortization (1)	1,838	1,542	5,451	4,804
Stock-based compensation and related employer payroll taxes	15,363	7,503	46,937	16,856
Litigation costs (2)	180	(95)	380	2,598
Transaction costs (3)	356	1,249	757	1,957
Other	265	—	565	—
Adjusted EBITDA	$(3,230)	$(8,692)	$(12,480)	$(26,010)
Net loss margin	(13)%	(34)%	(14)%	(24)%
Adjusted EBITDA Margin	(2)%	(8)%	(3)%	(8)%
__________
(1)Excludes amortization of internal-use software.
(2)Litigation costs relate to nonrecurring intellectual property and securities litigation.
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
The following table summarizes our principal sources of liquidity:

($ in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$322,803	$370,914
Credit agreement (1)	71,730	86,183
Total	$394,533	$457,097
________________
(1)Represents the total committed amount under our Credit Agreement of $100 million less amounts utilized under the letter of credit subfacility.
Credit Agreement
In April 2023, we entered into our Credit Agreement, which provides a revolving line of credit of up to $100 million, including a letter of credit subfacility in the aggregate amount of $50 million, and a swingline subfacility in the aggregate amount of $5 million. We also have the option to request an incremental facility of up to an additional $25 million from one or more of the lenders under our Credit Agreement. Our Credit Agreement has a maturity date of April 26, 2028.

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
For the three and nine months ended September 30, 2025 the Company recognized interest expense of $0.5 million and $1.7 million, respectively, in relation to the revolving line of credit. In November 2025, we repaid in full the SOFR Loans balance outstanding, and no amount remains outstanding as of September 30, 2026.
We had letters of credit outstanding and committed under the letter of credit subfacility of $28.3 million as of September 30, 2026.
As of September 30, 2026, we had $71.7 million in available borrowings under the Credit Agreement.
Our Credit Agreement contains customary representations and warranties, and certain financial and nonfinancial covenants, including certain limitations on liens and indebtedness. The financial covenants include a requirement to maintain minimum liquidity of $50.0 million plus 50% of any principal amounts funded under the incremental facility. Additionally, we are required to meet certain revenue targets, which we have continued to meet. As of September 30, 2026, we were in compliance with all covenants under our Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Net cash (used in) provided by
Operating activities	$(46,375)	$(30,414)
Investing activities	(7,162)	(4,559)
Financing activities	6,027	333,950
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	(515)	1,326
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$(48,025)	$300,303
Operating Activities
Net cash used in operating activities was $46.4 million in the nine months ended September 30, 2026. The factors affecting our operating cash flows during this period were our net loss of $58.5 million and $51.7 million of cash outflows from changes in our operating assets and liabilities, offset by noncash charges of $63.8 million.
The cash outflow from changes in our operating assets and liabilities was primarily due to an increase of $42.4 million in accounts receivable, combined with the net impact of smaller fluctuations in other operating assets and liabilities. The increase in accounts receivable is attributable to the increase in revenue combined with the timing of certain cash collections from our customers at September 30, 2026 as compared to December 31, 2025. We sometimes experience temporary collection timing differences due to customer invoice processing timelines that are often beyond our control. The noncash charges consisted primarily of $46.9 million in stock-based compensation expense, $9.6 million in noncash operating lease expense and $7.2 million in depreciation and amortization expense.
Investing Activities
Net cash used in investing activities was $7.2 million in the nine months ended September 30, 2026, including net cash utilized for internally capitalized software of $6.1 million and $1.3 million in purchases of other property and equipment.
Financing Activities
Net cash provided by financing activities was $6.0 million in the nine months ended September 30, 2026, which consisted of proceeds from the exercise of stock options.

Contractual Obligations and Commitments
Our principal commitments consist of our obligations under operating leases for our offices and foreign currency forward contracts.
In May 2026, we entered into a new lease agreement for office space in New York City, which will serve as the Company’s headquarters and replace the existing headquarters lease when it ends in the fourth quarter of 2026. The lease term is expected to commence in the fourth quarter of 2026 and end in the third quarter of 2037. The total lease commitment is estimated to be approximately $52.9 million. See Note 13 of our audited consolidated financial statements for the year ended December 31, 2025 included in the Annual Report for additional details of our other principal operating lease commitments.
As of September 30, 2026, we had foreign currency forward contracts designated as cash flow hedges with total notional amounts of approximately $14.5 million, which all have maturities of 12 months or less. The notional amounts of derivative instruments represent the amount of foreign currency to be exchanged under the contracts and do not represent our exposure to credit or market risk.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate
We had cash and cash equivalents of $322.8 million as of September 30, 2026. Cash and cash equivalents consist of checking and interest-bearing accounts with an original maturity of 90 days or less. Due to the short-term nature of the financial instruments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
We can elect for revolving loans under our Credit Agreement to be either Base Rate Loans or SOFR Loans. Base Rate Loans incur interest at the highest of (a) the Prime Rate plus 1.75%, (b) the Federal Funds rate plus 2.25%, and (c) SOFR for a tenor of one month plus 2.85%. SOFR Loans incur interest at SOFR for a tenor comparable to the applicable interest period plus 2.85%. We incur a commitment fee of 0.325% for committed but unused amounts. As of September 30, 2026, we had no revolving loan balances outstanding under our Credit Agreement.
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
To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements. To mitigate a portion of our exposure to the Israeli Shekel, we have entered into foreign currency forward contracts to hedge certain forecasted cash flows denominated in the Israeli Shekel. These contracts are designated as cash flow hedges and are intended to reduce the variability in research and development expenses associated with changes in the U.S. dollar to Israeli Shekel exchange rate. We do not enter into foreign currency forward contracts for trading or speculative purposes.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On June 10, 2026, a putative securities class action, captioned Garlesky v. Via Transportation, Inc., et al, No. 1:26-cv-04870, was filed against the Company, our principal executive officer, and principal financial officer, individual Board members and underwriters in the in the U.S. District Court for the Southern District of New York. On August 13, 2026, the court appointed Roofers Local No. 149 Pension Fund and West Palm Beach Firefighters’ Pension Fund (together, the “Pension Funds”) as co-Lead Plaintiffs. On August 20, 2026, the parties entered into a stipulated scheduling order. On October 23, 2026, the Pension Funds filed their First Amended Complaint. Defendants deny these allegations and plan to vigorously defend.
Although the Company disagrees with the allegations set forth in the putative class actions and intends to vigorously defend against them, there are inherent uncertainties in litigation and litigation matters present a wide range of potential outcomes. As a result of these uncertainties, any possible loss or range of loss cannot be reasonably estimated, and therefore no accrual for losses has been recorded as of September 30, 2026.
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

Via Transportation, Inc.

Dated: November 9, 2026	By:	/s/ Daniel Ramot
	Name:	Daniel Ramot
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2026	By:	/s/ Clara Fain
	Name:	Clara Fain
	Title:	Chief Financial Officer (Principal Financial Officer)